Form 10KSB
period 2006-12-31
Terra Media, Ltd.
filed 2007-04-18
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

x Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2006

or

o Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From ____________ To ____________

Commission File Number: 000-30781

TERRA MEDIA, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	71-0913458
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

60 Knolls Crescent Apt. 9M
Bronx, N.Y.	10463
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (973) 768-4181

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes o No X

State issuer’s revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: Not applicable-no trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	11,634,500 Shares
$0.001 Par Value	(Outstanding on March 30, 2007)

Transitional Small Business Disclosure Format (check one):

Yes: o   No: X

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.

Readers should pay particular attention to the considerations described in the section of this report entitled “Risk Factors” beginning on page 8 of this report. Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) Business Development

Initially, our Company was incorporated on April 7, 2004, as a New Jersey corporation under the name, Ding Dong School, Ltd.  On June 15, 2006, we reorganized the Company into Terra Media, Ltd., a pre-existing Delaware Corporation pursuant to a Plan of Share Exchange And Reorganization (the “Plan”) dated June 15, 2006. Terra Media, Ltd. was incorporated on February 28, 2001. Ding Dong remains as a wholly owned subsidiary of Terra Media. Thomas Monahan is a Director of both companies.

On March 1, 2003, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties for 2001 and $100.00, including taxes, fees and penalties for 2002, which outstanding amounts were paid on June 16, 2006. Simultaneously, on June 16, 2006, a Certificate for Renewal and Revival of our Certificate of Incorporation (the Certificate") was filed with the State of Delaware, which officially restored, renewed and revived our Certificate of Incorporation commencing on May 22, 2006. In accordance with Delaware Corporation law, upon the filing of the Certificate, our Certificate of Incorporation was renewed and revived with the same force and effect as if it had not been voided. Such reinstatement validated all contracts, acts, and matters, done and performed by our officers and agents within the scope of our Certificate of Incorporation during the time the Certificate of Incorporation was voided.

(B) Business of Terra Media,Ltd.

General

 We are a development stage corporation formed to produce and market our own educational courses on CD and DVD formatted disks, and through our website with the registered domain name of eschoolroom.com. We intend to publish and make available for sale our educational titles. To date, we have completed 6 titles on CD formatted disks relating to the teaching of basic English to foreign language speaking people and teaching of math to children, ranging from Pre-K to college. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People” and “Math for First Graders”. Our educational titles on CD and or DVD formatted disks will consist primarily of mathematics and science text book and work book courses for grades Pre-K through college level.

Since our inception, we have incurred losses and we expect to incur losses for the foreseeable future. For the fiscal years ended December 31, 2005 and 2006, we incurred net losses of $82,204 and 53,051 respectively. As a result of the foregoing, our independent auditors, in their report covering our financial statements for the year ended December 31, 2006, stated that our financial statements were prepared assuming that we would continue as a going concern.

Our principal executive offices are located at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463 Our telephone number is (973) 768 - 4181.

Competition

We have competition in every area of our existing and proposed businesses from other companies that have set up Web Sites to offer educational titles for sale at competitive content and prices. The competitors are broken down by product segmentation into three key areas. The first segment is those selling information such as math and science virtual textbooks, publishing and research, etc.; while the second segment is those selling services including those companies selling time in the form of computer education game play. The third segment includes those internet stores that are selling computer educational software and textbook publishing companies offering companion computer software along with their textbooks.

Amongst the competitors is The Internet Shopping Network, ("ISN"), founded in April, 1994. Reports indicate that ISN’s sales reach about $1 million per month, selling computers and related components and other consumer electronic devices.

PriceCostco is known for operating an international network of Price Club and Costco wholesale, membership-only warehouse distribution centers. In the physical world, PriceCostco's warehouses present one of the country's largest product category selections to be found under one single roof. PriceCostco is known for carrying top quality national and regional brands, 100 percent guaranteed, at prices consistently below traditional wholesale or retail operations. PriceCostco on-line site offers information about the company as a whole and offers a internet store, which is an on-line version of the PriceCostco mail-order catalog. PriceCostco also accepts CyberCash payments on-line.

Pathfinder is the Internet virtual store offered by Time Warner's New Media division. It is one of the Internets best known and most popular content sites, which enjoys 30 million hits per week and has been operating since early 1995.

The following are some of the other competitors in the market: Amazon Books offering a broad selection of books; Book Stacks Unlimited offering books; Children's Software Company offering computer software; Edmund Scientific offering science related educational products for children and adults; and web based companies like www.kutoka.com, www.funschool.com, and www.knowledgeadventure.com.

Products

We intend to publish and make available for sale our educational titles. To date, we have completed 6 titles on CD formatted disks relating to the teaching of basic English to foreign speaking people. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”;  “English for Chinese Speaking People”; and “English for Polish Speaking People”.

We have also completed “Math for First Graders”. Our other educational titles on CD and or DVD formatted disks will consist primarily of virtual mathematics and science text books and work book courses for grades Pre-K through college level.

Marketing and Sales

We plan to promote the public’s interest in visiting the Company's internet store through several methods:

(1)

We intend to attend various types of consumer trade shows to place our products for sale, to collect names for a mailing of our catalog and other promotional information relating to our website and to direct customers to our website for access to our full product lines.

(2)

We will be producing CD-ROMs containing information about us, the store, samples of titles with good resolution images and other interesting stories and information about our origin and our products. We will list our URL with the various Web search engines such as Google, Lycos, Yahoo, etc.

(3)

We will encourage visitors to visit our internet store and leave their E-mail address and any other personal information obtainable to build a database of shoppers from which to send notices of sales, availability of desired merchandise or any other enticement to get the shopper back to return to our Web Site or recommend it to others.

(4)

We plan to begin a process of enabling multi-lingual wording of our products and internet store to encourage foreign visitors to visit us.

(5)

We intend to utilize radio advertising to advertise our website “eschoolroom.com”.

(6)

We intent to establish E-stores with Ebay and Amazon.com in addition to Yahoo.com.

Our retail merchandising and Internet/Direct Commerce businesses competes in the consumer products and specialty retail businesses as well as the electronic commerce industry, all of which are highly competitive. The leading competitors of our merchandising business include brick and mortar educational resource stores, Barnes and Noble, and Borders bookstores, and such Internet sites offering related products such as Amazon.com. We compete on the basis of our content, the quality, uniqueness, price and assortment of our titles, service to customers and proprietary customer lists developed through direct contact with potential customers at trade shows.

Product Support

We intend to provide our end-users and reselling channel with product support under the terms of the Outsourced Services Agreement. Technical support is primarily provided through Internet communication, electronic mail and a traditional telephone support line. We will depend on our in-house staff to provide end-user support and troubleshooting. We intend to maintain a specific web-page on our web page that will include frequently asked questions page and be regularly updated with support information for our reselling channel and on-line customers

Concentrations

We generate the majority of our revenues from the sale of our products and services in North America. All of our 2006 and 2005 revenues were generated from sales to North American customers.

The Technology

We are using Macromedia Flash as the platform upon which to develop our CD and DVD formatted educational titles. Macromedia Flash has several unique features that make it ideal for our purposes. First, it has the ability to publish our work in several formats including as an executable file which may be played on either a PC or a Macintosh Computer. In additional the same programming may also be used as the basis for presentation on our website with no change in the basic core code. Macromedia Flash is especially useful in its ability to incorporate and integrate many forms of media into a single interactive program.

Macromedia Flash is one of the most popular and versatile applications for digital multimedia and website development. Flash is a vector-based medium able to deliver compelling vector animated content at a fraction of the bandwidth required by other animation media. Flash is now one of the most flexible interactive digital-media authoring tools available, offering the capabilities to run not only on the Internet and desktop computer platforms, but on game consoles and mobile devices as well.

As the Internet has become more complex, more easily accessed, and more plentiful in rich media, it has increasingly become a destination for those wanting to be educated and entertained at the same time. Education is a subset of media (online or offline, interactive or not) that presents science, math, history or culture in a compelling and entertaining manner. This is where Flash-based education and entertainment enters the scene. Flash allows for the creation of nonlinear, self-motivated, educational experiences that feature compelling and powerful use of sound, video, imagery and interactivity.

Flash offers a series of file types to which our creations can be published. Each format has its own particular strengths and weaknesses. In particular and as they relate to our products we utilize the publishing option of producing our content as SWF files. SWF, is viewable only if our intended audience has installed a “Flash Player” on their computer. Macromedia Flash 8 is the latest in the Flash family of software. Not only is the player that plays Flash content one of the most downloaded pieces of software-surpassing both Internet Explorer and Netscape as well as nearly all media players. Flash Players 4,5,6, 7 and now version 8 accompanied virtually every copy of Windows, from Windows 98 first edition on up through Windows XP SP2. The only exceptions are Windows 2000, Windows XP Pro x64 and Windows Server 2003. The Flash Player is also available as a free downloadable file from macromedia’s home website.

In addition we also publish our titles in the “Windows Projector” format which is a self executing EXE file that does not need a web browser or a plug-in to view the content. We can distribute the Windows Projector without having to worry whether our intended audience has the necessary Flash plug-in, a compatible web browser, or even an Internet connection. Our titles are self contained packages produced and distributed on CD ROM or DVD formatted disks. We can also produce our titles in the Macintosh equivalent of the Windows Projector as a self executing HQX file. The Macintosh Projector does not need the Flash plug-in or a browser to be viewed.

One of the most important and relevant characteristics of Macromedia Flash is its ability to present material in almost any language. The language component of the computer program is documented as an image file which then is displayed independent of the computer user’s operating system limitations and graphic display limitations. This will allow us to present our content in many languages simultaneously from within the program and not have to worry about the user’s computer system to display that language.

Intellectual Property

The Company has copyrighted the content on all of its CD or DVD products and has applied for a trademark on its URL.

We consider elements of our software and peer-to-peer clustering technology to be proprietary. We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements, and certain technology and security measures to protect our intellectual property, proprietary technology and know-how. Our future results of operations are highly dependent on the proprietary technology that we have developed internally.

Employees

As of December 31, 2006 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

ITEM 1. RISK FACTORS

Risks relating to our Business

1.

As a start-up or development stage company, an investment in the Company is considered a high risk investment whereby you could lose your entire investment.

We have just commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have never owned and/or operated business of selling CD/DVD formatted kit/tools for learning foreign languages, math or science.  We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this prospectus will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment

2.

We have a history of losses since our inception which may continue and cause investors to lose their entire investment.

We incurred net losses of $82,204 for the year ended December 31, 2005 and $249,792 for the period from inception, April 7, 2004 to December 31, 2004, respectively. As of June 30, 2006 we have a working capital deficit of $50,532. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

3.

Our working capital is limited and we will likely need to complete this offering in order to fully implement our business.

We have limited working capital on hand. Our ability to commence and continue operations and operate as a going concern is wholly contingent on the successful completion of this offering, our ability to borrow funds from Thomas P. Monahan, President of the Company, and unrelated third parties, and the receipt of proceeds from the sale of our CD/DVD products on commencement of operation.  If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. As of this date, we have generated no income and there can be no assurance that any such income will be forthcoming in the future.

4.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated May 15, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

5.

The loss of Thomas P. Monahan, the President and Director of our Company, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Thomas P. Monahan, President and Director. The loss of services of Mr. Monahan will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business on the internet, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

6.

We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise. As a result of our extremely limited operating history as well as the very recent emergence of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses. We expect to incur losses during our first year of operation. We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, usage and acceptance of the Internet, changes in the demand for the our products and services, introductions or enhancements of products and services by us and our competitors, delays in the introduction or enhancement of products and services by us or our competitors, customer order deferrals in anticipation of new products, changes in our pricing policies or those of our competitors and suppliers, changes in the distribution channels through which products are purchased, our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies, our ability to attract, retain and motivate qualified personnel, changes in the mix of products and services sold, changes in the mix of international and North American revenues, changes in foreign currency exchange rates and changes in general economic conditions. We are attempting to expand our channels of supply and distribution. There also may be other factors that significantly affect our quarterly results which are difficult to predict given our limited operating history, such as seasonality and the timing of receipt and delivery of orders within a fiscal quarter. As a retail business, we expect to operate with little or no backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders and the ability of the Company to fulfill orders received within the quarter, all of which are difficult to forecast. Our expense levels are based in part on our expectations as to future orders and sales, which, given our limited operating history, are also extremely difficult to predict. Our expense levels are, to a large extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in demand for our products and services in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, which could be material. Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.

We plan to use any revenues received to further develop and advance our CD and DVD formatted products, and to increase our sales and marketing. Many of the expenses associated with these activities (for example, costs associated with hiring professional consultants for language translations, and programming CDs and DVDs) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

7.

Because we have no operating history, we may not be able to successfully manage our business or achieve profitability and it will be difficult for you to evaluate an investment in our stock and you may lose your entire investment.

Terra Media, Ltd. was formed in Delaware, on April 28, 2001.  We have had no operational history since inception. The market for products sold through the Internet has only recently begun to develop and is rapidly evolving.  Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market.  In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view the Company’s website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment due to our lack of experience.

8.

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our products and services are new, intensely competitive, evolving quickly and subject to rapid technological change. We expect competition to persist, increase and intensify in the future as the markets for our products and services continue to develop and as additional companies enter each of its markets. We are aware of a few major retailers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our products and services. Numerous product offerings and services that compete with those of our competitors can be expected in the near future. Intense price competition may develop in our markets. We face competition in the overall Internet market, as well as in each of the market segments where our products and services compete. We have multiple competitors for each of our products and services. Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and developed customer base than us.  We do not believe our markets will support the increasing number of competitors and their products and services. In the past, a number of product markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate one or more of our market segments. There can be no assurance that we will be able to compete effectively with current and future competitors. See "Competition" under the heading of “Business.”

9.

Our future success depends upon successful sale of our products through electronic market medium, and if we do not successfully achieve significant market acceptance and usage of our products, such failure would materially adversely affect our business.

Many of our products and services are intended to be introduced for sale through this electronic market medium. Our success will depend largely upon the success of these and future products and services and marketing presentation enhancements. Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our business, results of operations and financial condition. If we are unable to successfully market our products and services, develop new products and services and enhancements, complete products and services currently under development, or if such new products and services or enhancements do not achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected. The market for our products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards.

These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new products through the Internet in the near future.  Our future success will depend in significant part on our ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the our products and services in response to both evolving demands of the marketplace and competitive product offerings. As a result, demand for and market acceptance of new products or services is subject to a high level of uncertainty, risk and competition, and there are few proven products and services. These pressures may force us to incur significant expenditures to remain competitive in these marketplaces, and, if we fail to appropriately address these pressures, our business, financial condition and prospects could be materially adversely affected.

10.

Our limited experience in implementing and conducting internet based commerce may impair our ability to grow and adversely affect our prospects.

Our growth depends to a significant degree upon the development of our Internet/Direct Commerce business. We have limited experience in the businesses comprising our Internet/Direct Commerce business.  In order for our Internet/Direct Commerce business to succeed, we must, among other things:

-- make significant investments in our Internet/Direct Commerce business, including upgrading our technology and adding a significant  number of new employees;

--  significantly increase our online traffic and sales volume;

--  attract and retain a loyal base of frequent visitors to our website;

--  expand the products and services we offer over our website;

--  respond to competitive developments and maintain a distinct brand identity;

--  form and maintain relationships with strategic partners;

--  provide quality customer service; and

--  continue to develop and upgrade our technologies.

We cannot assure that we will be successful in achieving these and other necessary objectives or that our Internet/Direct Commerce business will ever be profitable. If we are not successful in achieving these objectives, our business, financial condition and prospects would be materially adversely affected.

11.

System failure could impair our reputation, damage our brands and adversely affect our products.

If our website systems cannot be expanded to satisfy increased demand or fail to perform, we could experience:

--   unanticipated disruptions in service;

--   slower response times;

--   decreased customer service and customer satisfaction; and/or

--   delays in the introduction of new products and services.

Occurrence of any of the above incidences could impair our reputation, damage our brands and materially and adversely affect our prospects.

Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our website service could impair our reputation, damage our brand name and materially adversely affect our prospects. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems.  We do not have a formal disaster recovery plan. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

12.

We depend on products made using one technology; and products using different technologies may attract customers jeopardizing our business prospects.

We are using Macromedia Flash as the platform for all of our software. Macromedia Flash is one of the most versatile programming systems available. It is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. It is this quality that has allowed us to adopt our style of presenting educational materials into saleable products. Macromedia Flash offers the ability to output our programs in a format that will play both PC based computer systems and Macintosh computer systems.

If Macromedia Flash were to become deleted from Macromedia’s product line or become not supported or updated to keep pace with current computer hardware, then our software products would become obsolete very quickly. To our knowledge no other programming system can match the product abilities of Macromedia Flash.

In the unfortunate event that Macromedia ceases to produce and sell Macromedia Flash, We cannot assure that we will be successful in finding a substitute for the same.  Our failure to find a substitute may lead to termination of the operation, and thus cause adverse effects to our prospects.

13.

Our growth depends upon the continued acceptance and growth of the internet and electronic commerce, and if such growth does not continue, our prospects could be materially adversely affected.

Commerce over the Internet is a new and emerging market with many competitors. Because we are relying on electronic commerce as an important part of our growth strategy, our growth is dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium for commerce. If acceptance and growth of Internet use does not occur, our business could be materially adversely affected.

In addition, commerce over the Internet is subject to a number of potential adverse developments, including infrastructure failures, failures to maintain transaction security and privacy, and increased government regulation and taxation, any or all of which could adversely affect our Internet commerce strategy and overall business.

14.

Transactions conducted on the internet involve security risks, and there can be no assurance that all of our customers’ transactions will be secure.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers.  There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect our customer’s transaction data. Any compromise of our security could have a material adverse effect on our reputation.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  To the extent  that our activities or those of third-party contractors involve the storage and transmission  of proprietary  information, such as credit  card numbers,  security  breaches  could  damage the  Company's reputation and expose the Company to a risk of loss or litigation  and possible liability  which  could  have a  material  adverse  effect on us.

15.

We may be subject to liability for information retrieved from the Internet, and such liability may adversely affect our prospects.

Due to  the  fact  that  material  may  be  downloaded  from websites  and subsequently  distributed  to others,  there is a possibility that claims will be made against us for negligence, copyright or trademark infringement or other theories  based on the nature and content of such  material.

16.

Thomas P. Monahan, our co-director and officer, will only devote part time efforts to our business due to his involvement in other business interests until the completion of the offering.

In light of the fact that Mr. Monahan serves as an accounting consultant to a variety of business, the amount of time which Thomas P. Monahan, our co-director and officer will devote to our business will be limited.  Thus, there exists potential conflicts of interest including, among other things, time and effort with such other business entities.  Currently, Mr. Monahan is not involved in any other entity, which is engaged in a similar business as our Company.  Mr. Monahan will not spend full time operating our Company.  This may cause delays in the implementation of our business plan.

17.

Thomas P. Monahan will continue to influence matters affecting our Company after this offering, which may conflict with your interests.

After giving effect to this offering, Thomas P. Monahan, the co-director and officer of our Company will beneficially own approximately 73.3% of the outstanding shares of common stock of our Company if all of the shares in the offering are sold. Mr. Monahan will continue to influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change-in-control of the Company that might be otherwise beneficial to stockholders.

18.

Since this is a direct public offering and there is no underwriter, we may not be able to sell any shares ourselves.

We have not retained an underwriter to sell these shares. We will conduct this offering as a direct public offering, meaning there is no guarantee as to how much money we will be able to raise through the sale of our stock. If we fail to sell all the shares we are trying to sell, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

19.   You will not receive dividend income from an investment in the shares and as a result, you may never see a return on your investment.

      We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of the securities offered by the Company. As we do not intend to declare dividends in the future you may never see a return on your investment and you indeed may lose your entire investment.

20.

We have arbitrarily determined the initial public offering price and this may not be the market price of the shares after the offering.

The offering price of the shares has been arbitrarily determined by us based on what we believe purchasers of such speculative issues would be willing to pay for the shares of the Company and does not necessarily bear any material relationship to book value, par value, or any other established criterion of value. As a result, it may be difficult for you to resell your shares at or above the offering price. You may also lose your entire investment if the price of the shares being sold is too high.

21.  You may not be able to resell any shares you purchased in this offering.

      There is no trading market for our common stock at present and there has been no trading market to date. We have not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the aftermarket of our common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. This means that it may be hard or impossible for you to find a willing buyer for your stock should you decide to sell it in the future or to resell the shares at or above the offering price.

22.   Our issuance of further shares and the eligibility of issued shares for resale will dilute our common stock and could lower the price a willing buyer would pay for our common stock.

      The shares, if all are sold, being offered in this prospectus Represents 14.7% of our total issued and outstanding shares on a fully-diluted basis. Present Shareholders acquired their Shares of Common Stock at prices substantially below the Offering Price times the number of Shares of Common Stock. Thus, upon completion of the Offering, there will be an immediate substantial dilution to Subscribers in the book value of each Common share, and the present management will realize an immediate increase thereon. (See “Dilution.”) We calculate net tangible book value per share by subtracting from our total assets all intangible assets and total liabilities, and dividing the result by the number of outstanding shares of common stock. Furthermore, we may issue additional shares, options and warrants and we may grant stock options to our employees, officers, directors and consultants under our future stock option plans, all of which may further dilute our net tangible book value. The dilution of our shares could lower the price a willing buyer would pay for our shares based on the fact our net asset value per share and/or our earnings ratio per share would be reduced.

23.

Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

The 11,634,500 Shares Common Stock presently issued and outstanding as of the date hereof are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Stock every three months. Sales of unrestricted shares by our affiliates  are also subject to the same limitation upon the number of shares that may be sold in any three month period. If all the shares offered herein are sold, the holders of the restricted shares may each sell 100,000 shares during any three month period after May 1, 2006. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder. Rule 144(k) also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three (3) months. Such persons must satisfy a three (3) year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market which may develop for such shares.

24.

Because our shares are considered a "penny stock," trading them it will be subject to the penny stock rules which could affect your ability to resell your shares in the market, if a market ever develops in the future.

      The after-market public trading of our securities may be covered by a Commission rule that imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers or accredited investors. In general, “accredited investors” are defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 with their spouses. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities in any secondary market which may develop, of which there is no assurance.

If a trading market for our common stock was to develop in the future, we believe the market price would be well under $5.00 per share. Securities which trade below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). As a result of being a penny stock, the market liquidity for our common stock may be adversely affected since the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.

The rules governing penny stock require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000, $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing prior to effecting the transaction and in writing before or with the customer confirmation. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the securities underlying the shares, which could severely limit the liquidity of the securities underlying the shares and the ability of purchasers in this offering to sell the securities underlying the shares in the secondary market.

25.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

      Even if the Maximum Offering is sold, unforeseeable circumstances may occur which could compel us to seek additional funds. Because the Offering has no minimum amount, it can close with only a small amount of proceeds raised. Furthermore, future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could make the net proceeds of this offering insufficient to fund our proposed business plan. Thus, the proceeds of the Offering may be insufficient to accomplish the objectives set forth under the caption “Business” and we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an additional offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilutive to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

26.

The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and to the Internet and other online services could have a material adverse effect on us.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce.  However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.  Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.  The adoption of any additional laws or regulations may decrease the growth of the Internet or other online  services,  which could, in turn,  decrease the demand  for our  products  and  services  and increase our  cost of doing  business,  or otherwise  have an adverse effect on us. Moreover, the  applicability  to the Internet and other online services of existing laws in various jurisdictions  governing issues such as property  ownership,  sales and other taxes and personal privacy is uncertain and may take  years  to  resolve.  In  addition,  as our service  is available over the Internet in multiple states and foreign countries, and as we  sell  to  numerous  consumers  residing  in such states  and  foreign countries,  such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only two states, and failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.  Any such new  legislation or regulation,  the application of laws and regulations  from jurisdictions  whose laws do not currently  apply to our  business,  or the  application of existing laws and  to the Internet and other online services could have a material adverse effect on us.

27.

Our company may be subject to the taxes of states or foreign country, which could have a material adverse effect on us.

Except in certain limited cases, we do not currently collect sales or other similar taxes for shipments of goods into states other than New York and New Jersey.  However, one or more states may seek to impose sales tax collection obligations on out of state companies, which engage in online commerce.  In addition, any new operation in states outside of New York and New Jersey could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of merchandise could have a material adverse effect on us.

28.

If we fail to pay our franchise taxes and to timely file a renewal and revival, and another corporation adopts a name that is similar and/or indistinguishable from our name, we could lose the right to use our name and will be required to seek a renewal and revival of our certificate of incorporation under another name.

On March 1, 2003, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties for 2001 and $100.00, including taxes, fees and penalties for 2002, which outstanding amounts were paid on June 16, 2006. Simultaneously, on June 16, 2006, a Certificate for Renewal and Revival of our Certificate of Incorporation (the Certificate") was filed with the State of Delaware, which officially restored, renewed and revived our Certificate of Incorporation commencing on May 22, 2006. In accordance with Delaware Corporation law, upon the filing of the Certificate, our Certificate of Incorporation was renewed and revived with the same force and effect as if it had not been voided. Such reinstatement validated all contracts, acts, and matters, done and performed by our officers and agents within the scope of our Certificate of Incorporation during the time the Certificate of Incorporation was voided.

If we fail to pay our franchise taxes and to timely file a renewal and revival and another corporation shall adopt a name that is similar and/or indistinguishable from our name, we could lose the right to use our name and will be required to seek a renewal and revival of our Certificate of Incorporation under another name. This could result in the loss of any good will and recognition which has been established with respect to our name.

ITEM 2. DESCRIPTION OF PROPERTY

In 2006 and 2005, the Company did not have any rent commitments or expense.  We maintain our principal office at 60 Knolls Crescent, Apt. 9M, Bronx, NY 10453, the residence of our President in which he provides about 100 square feet of office space without rent.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2006 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

The Company has no trading market. The Company is in the process of assisting a market maker in applying for permission to trade but no assurance exists that such trading will occur or will be sustained thereafter.

(B) Holders

As of December 31, 2006, there were approximately 34 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

(C) Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Delaware corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

(D) Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under "Risk Factors" and "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We are a development stage corporation that creates, produces, publishes, markets and distributes educational and training materials and courses in the form of CDs, DVDs, and downloadable files.  The Company will operate mainly through its website, www.eschoolroom.com, where browsers can test the Company’s products. The www.eschoolroom.com website also provides an internet link to the Company’s website, www.learningisbasic.com, where browsers can make their purchase.

The Company has attempted to register its name Ding Dong School as a trademark and the United States Patent and Trademark Office objected to the registration.  Due to this objection, the Company allowed the application to go abandoned and has decided to change its name by reincorporation in the State of Delaware.  To that end, our Company, Terra Media, Ltd., a Delaware corporation, was formed on February 28, 2001. A share exchange agreement, effective as of June 15, 2006, was executed by and between Ding Dong School and the Company, wherein the shareholders of Ding Dong School exchanged their shares with shares of the Company.

On March 1, 2004, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties, for 2002 and $164.49, including taxes, fees and penalties, for 2003, which outstanding amounts were paid on June 27, 2005. On June 27, 2005, a Certificate for Renewal and Revival of our Certificate of Incorporation (the "Certificate") was filed with the State of Delaware, which restored, renewed and revived our Certificate of Incorporation commencing on February 29, 2004. In accordance with Delaware Corporation law, upon the filing of the Certificate, our Certificate of Incorporation was renewed and revived with the same force and effect as if it had not been voided. Such reinstatement validated all contracts, acts, and matters, done and performed by our officers and agents within the scope of our Certificate of Incorporation during the time the Certificate of Incorporation was voided. We were not assessed any franchise taxes for the year 2004 because our Certificate of Incorporation was revoked and voided in 2004. On March 6, 2006, we paid our franchise taxes for 2005 in the amount of $162.03.

Events and Uncertainties Critical to Our Business

We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since our inception.  In 2004, we sold an aggregate of $584 in CD’s. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business. Our success depends in a large part on our ability to create additional titles to create a catalog of titles to offer and implement a successful marketing and sales plan. While we are currently seeking to hire additional computer programmers and teacher’s to consult with as to educational content there is no guarantee that these efforts will result in any substantial sales. Because of lack of funding, we are unable to hire a dedicated programming and educational consulting team who will devote their efforts to helping us design and create new educational titles in a timely manner.

If we are able to obtain funding to become fully operational, there is no guarantee that we will be able to find personnel who will be able to work closely with us to help design and create new educational titles to ship orders, including special orders, made via the internet.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Revenue Recognition

Revenue is recognized when products are shipped or services are rendered.

Software Development Costs

The Company accounts for purchased technology and software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, the Company is required to test for recoverability of its capitalized software costs as of each balance sheet date or an interim period if events and circumstances indicate that the carrying amount may not be recoverable. Impairment is recorded as the excess of the unamortized cost over the expected future net realizable value of the products.

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to December 31, 2004 and for the year ended December 31, 2005 and 2006, the Company has capitalized an aggregate of $6,000 and $12,000 and $18,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to December 31, 2004 and for the year ended December 31,  2005 and 2006 are $-0-, $-0- and $-0- respectively.

Website Development Costs

Website development costs consist principally of outside consultants and related expenses.  We follow the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Website Development Costs,” which provides guidance in accounting for costs incurred to develop a website.  Our website is being continually changed on a regular basis as the business model continues to evolve. Accordingly, due to the uncertainty of our future products, these costs are expensed as incurred and are included in website development costs.

Research and Development

Research and development costs are charged to expense as incurred.

Stock Based Compensation

As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Off-Balance Sheet Arrangements

We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our consolidated financial statements.

Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.

The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SB's), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on our financial statements has not been significant.

Seasonality of Business

We expect to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

Plan of Operations

We had sales of $584 during the year ended December 31, 2005 and $-0- for the year ended December 31, 2005 and $-0-for the year ended December 31, 2006. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between

During the next year and as we create more titles, we expect to increase our marketing and sales efforts. According to a recent article in Business Week and as a result of various speeches by President Bush concerning the failure of our education system to address our three weaknesses, that being in the areas of mathematics, science and the large percentage of the American population who cannot speak English.

Accordingly, we believe there is a substantial market for easy to use, and comprehensive virtual textbooks on computer. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the education market. Management intends to attend trade shows to promote our products. We also intend to complete the design and programming of our website “learningisbasic.com” to be used to offer and sell our CD and DVD products.  Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and sales until such time as we are able to complete a public offering that is presently ongoing. In addition, our President, Thomas P. Monahan, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers. Such funds will be disbursed on an as needed basis until the Offering closes. Thomas P. Monahan, has advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates are not legally bound to provide funding to us. If Mr. Monahan does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If we are not able to obtain funding from other sources, we may not be able to complete the Offering. If we are unable to complete this offering, and we are not able to obtain funding to commence sales and marketing of our product, and Mr. Monahan cannot dedicate the needed time to complete the design and computer programming of additional titles as a result we may be forced to go out of business.

Upon completion of the Offering, management intends to hire additional computer programmers to finish creating designated titles in the areas of math and science, hire additional sales and marketing people to implement our marketing plan of promoting our website, attending trade shows such as state teachers’ conventions and other consumer related tradeshows throughout the United States.

Upon completion of the Offering, we also intend to invest in commercial CD and DVD production equipment. Purchasing this equipment will not only reduce our cost of production and enhance our ability to improve the quality of our product duplications and permit us to implement various advanced copy protection schemes to help safeguard out products from illegal duplication.

We have begun to review all indications of interest which we have received from various infomercial companies as a way to promote our products. The success of an infomercial featuring our products is dependent on, among other things, having a compatible script director who understands our products and is able to highlight the benefits of our products in a short running time and the ability to get air time placement on channels such as WWOR and the WPIX Channels to reach our target market. In addition, in view of our lack of adequate funding, we may be forced to give up a bigger profit margin to ensure that the infomercial is available for airing. There is no guarantee that we will be able to find an infomercial company who can successfully produce an infomercial on our behalf or that we will generate any sales from the infomercial. Management anticipates that it will cost a minimum of $50,000 and up to $300,000 to successfully produce an infomercial. Management anticipates that it will use a portion of the proceeds raised in the Offering to produce an infomercial.

In addition to the foregoing, we plan to formally launch a new marketing campaign upon completion of the Offering. The marketing elements will include third party marketing agreements and direct Internet marketing.

We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products. These efforts have involved meeting with strategic partners, and having discussions regarding our products and market opportunities.  We anticipate that the cost for entering into such arrangements will entail our attorney's fees for the negotiation of such agreements. To date, we have not entered into any agreements with any third parties and do not have any plans to enter into any such arrangement until we successfully complete the Offering. There is no guarantee that we will be able to complete any agreements with third parties that will have a positive effect on our sales, or that we will achieve successful and profitable results from our distribution and marketing efforts. There is also no guarantee that we will be able to successfully complete the Offering. If we are unable to complete the Offering, we may be forced to cease operations and go out of business.

Liquidity and Capital Resources

As of December 31, 2005, we had cash of $609, as compared to $996 at December 31, 2004. Our current cash balance as of as of December 31, 2006 is $102. As of December 31, 2006, net cash used by operating activities aggregated $(1,407). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at December 31, 2006 was $50,813 as compared to working capital of $94 at December 31, 2005. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of December 31, 2006, we had a working capital deficit of $50,813. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan.

Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 29, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

At December 31, 2006 and 2005, we had one (1) employee, Mr. Thomas Monahan, our President and Chief Executive Officer. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved our Board of Directors.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Thomas P. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 to December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license which expired December 31, 2005.  The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently, Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No action was taken by either the AICPA or the N.J.S. Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years.

Before working as a Certified Public Accountant, Mr. Monahan served as Comptroller for Superior Steakhouse Systems, Inc. Minola, New York. From 1983 to 1984, Mr. Monahan was Assistant Comptroller for CoverTemp, Inc. in White Plains, New York. Mr. Monahan received his B.A. degree from Rutgers University in 1970, his M.A. in Distributive and General Business Education from Montclair State College in Montclair, New Jersey in 1975. Mr. Monahan presently devotes a substantial part of his time to the business of Terra Media, Ltd. and provides part time consulting services to the accounting profession.

Dr. John Swint is a career educator with an earned doctorate degree in Educational Leadership from Nova University (1976).  Dr. Swint has served 26+ years in public education in the State of Georgia as a secondary high school teacher and school administrator.  Presently, Dr. Swint is an Associate Professor and the Senior Extended Education Coordinator at Mercer University (1988 - present). He has and continues to serve on the board of the Georgia Law - Related Consortium (1988 - present).  In addition, Dr. Swint remains active with the Middle Georgia Community Food Bank, and holds the Executive Secretary position of South Eastern Association of Magicians (1976 - present).   Dr. Swint also holds the following positions with the National Education Association (NEA): (1) Treasurer from 1998 to present of the Vocational, Technical, and Distance learning Caucus; (2) Chair of the Southeast Regional Democratic Caucus Chair, 1998-present; (3) Founding Chair and Chairman of Georgia Higher Education (1996-present); an (4) Founding Chair and current Chairman of Georgia Veterans and Armed Forces Chairman (1996-present).

In the past, Dr. Swint has served as an immediate past Vice President of the Georgia Association of Educators, the National

Association of Education affiliate (2000-2004). He also served in the US Army service and rose to the permanent rank of Captain. Dr. Swint also worked and continues to work as a licensed real estate agent (1980 - present).  Dr. Swint was also a licensed Real Estate Appraiser, CRA from 1985 – 2002. Moreover, Dr. Swint possesses extensive experience in public and private sectors as management consultant in community and economic development, housing, education (1974 - 90).  Dr. Swint also served as an advisor to Nixon and Ford administrations in areas of energy development and health manpower, and possesses extensive experience in writing and reviewing grants at local, state and regional levels.  Furthermore, Dr. Swint also served as an advisor to Georgia Governor Jimmy Carter in the area of migrant workers.  Dr. Swint actively participated in civil rights movement from the time of Martin Luther King until present culminating in recognition on the National Civil Rights Center Wall of Fame in Alabama.

The term of office of each director is one year or until his or her successor is elected at the annual meeting of our Company and qualified.  The term of office for each officer of the Company is at the pleasure of the board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2006 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Dale Vincent is our President, Chief Executive Officer and sole director. In that capacity, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has been determined to be a financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at Terra Media, Ltd. 60 Knolls Crescent, Apt. 9M, Bronx, New York 10463. A copy of this code of ethics is attached to this Annual Report on Form 10-KSB as exhibit 14. The Company will post a copy of this code of ethics on its corporate website - www.eschoolroom.com.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2006 and 2005 (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

             Long Term Compensation

		Annual Compensation			Awards	Payouts
NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION($)	SECURITIES RESTRICTED STOCK AWARDS(s) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPEN- SATION($)
THOMAS MONAHAN, PRESIDENT & SECRETARY	2004	0	0	0	0	0	0	0
DR.JOHN SWINT DIRECTOR	2005	0	0	0	20,000 (1)	0	0	0

(1) 100,000 shares of common stock were issued to Dr. John Swint as consideration for services rendered to us which shares are valued at $20,000.

No options or SARs were granted to the named executive officers during fiscal year ended December 31, 2005.

Aggregated Option Exercise for the fiscal years ended December 31, 2006, 2005 and Fiscal Year-End Option Values None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

	# of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Employment Contracts

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2007 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 11,634,500 shares of common stock outstanding on March 31, 2007. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities and for any person who is known to the beneficial owners of more than five percent (5%) of our outstanding common stock.

Title of                           No. of     Nature of     Current

Class        Name & Address        Shares     Ownership     % Owned

________     ______________        ______     _________     _______

Common       Thomas P. Monahan    10,000,000  Record         85.9%

             60 Knolls Crescent,

             Apt. 9M

             Bronx, NY

             10463

(b)   Security Ownership of Officers and Directors.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers.

Title of                        No. of       Nature of    Current

Class     Name & Address        Shares       Ownership    % Owned

________ _________________    __________    _________    ________

Common   Thomas P. Monahan    10,000,000      Direct        85.9%

         60 Knolls Crescent,

         Apt. 9M

         Bronx, NY

         10463

Common   Dr. John Swint        102,500        Direct         1%

  1302 Normandy Road

  Macon, GA 31210

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A. Transactions With Directors and Officers

On April 7, 2004, Terra Media, Ltd. issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

On April 7, 2004, Ding Dong School, Ltd. issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

As of December 31, 2004, the Company sold an aggregate of 25,000 shares of common stock in consideration for $5,000 or $.20 per share through a private placement to approximately 16 individuals.

As of December 31, 2004, the Company has issued an aggregate of 200,000 shares of common stock valued at $40,000 or $.20 per share to Mr. Roger Fidler, Esq. in consideration for legal services.

As of December 31, 2004, the Company has issued an aggregate of 1,001,500 shares of common stock to eight individuals in consideration for educational consulting services valued at $200,300 or $.20 per share relating to the design of educational materials including developing the curriculum and content of the Company’s educational software and video products.

As of December 31, 2005, the Company sold an additional 28,000 shares of common stock through a private placement to approximately 17 individuals at $.20 per share aggregating $5,600.

As of December 31, 2005, the Company issued an aggregate of 380,000 shares valued at $76,000 or $.20 per share as follows: 280,000 shares of common stock each  to 5 individuals as payment for translation services of the Company’s software content in Russian, Chinese, Portuguese and Spanish and  an aggregate of 100,000 shares  to Dr. John Swint in consideration for consulting services relating to development of the Company’s curriculum for the educational courses being developed on CD and DVD formatted disks.

As of June 15, 2006, the Company issued 11,634,500 to certain Ding Dong School, Ltd. shareholders of record as of December 31, 2005 the Company’s predecessor, in exchange for 11,634,500 Ding Dong School, Ltd. shares, pursuant to the Plan of Share Exchange and Reorganization, dated June 15, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

There were no notifications filed on Form 8-K during the year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Drakeford & Drakeford LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005 were approximately $3,000 and $3,000.

Audit-Related Fees

There were no other fees billed by Drakeford & Drakeford LLC during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Audit Committee Pre-Approval

Mr. Thomas Monahan and John Swint as the directors of Terra Media, Ltd. As such, they have the authority to approve 100% of audit, accounting and tax services and none of the fees were approved by an independent audit committee.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I - Financial Information

                                                                                            Page

                                                                                            ----

Item 1 Financial Statements

      Report of Independent Auditors                                                        39

      Consolidated Balance Sheet as of December 31, 2006                                    40

      Consolidated Statements of Operations for the  period

      from inception (April 7, 2004) to December 31, 2006 and

      for the years ended December 31, 2005 and December 31, 2006                           42

      Consolidated Statements of Changes in Stockholders' Equity

            for the period from inception (April 7, 2004) to December 31, 2006              43

            Consolidated Statements of Cash Flows for the period from inception                   45

     (April 7, 2004) to December 31, 2006 and for the years ended

      December 31, 2005 and December 31, 2006

      Notes to Consolidated Financial Statements                                            46

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

554 Duncan Road

Royston, Georgia 30662

770-575-0915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Terra Media, Ltd (a development stage company)

We have audited the consolidated balance sheet of Terra Media, Ltd (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year ended December 31, 2006 and 2005,  and for the period from inception (April 7, 2004) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Media, Ltd., (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and 2005 and for the period from inception (April 7, 2004) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Terra Media, Ltd (a development stage company) will continue as a going concern. As more fully described in Note 1, the company has incurred operating losses since the date of organization and requires additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Terra Media, Ltd to continue as a going concern.

February 23, 2007

S/Drakeford & Drakeford, LLC

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

                                                December 31,

                                                   2006

ASSETS

Current Assets

   Cash                                            $  102

   Prepaid corporate taxes                            250

                                                   ------

         Total current assets                         352

Property and equipment                              4,284

Other assets

  Capitalized software costs                       30,000

                                                  -------

Total assets                                     $ 34,636

                                                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000

   Officer loan payable                             1,165

                                                  -------

   Total current liabilities                       51,165

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     December 31, 2006 there are

     11,634,500                                    11,635

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0

   Additional paid-in capital                     356,883

   Deficit                                       (385,047)

                                                 ---------

 Total shareholders' equity (deficiency)           (16,529)

                                                  ---------

Total liabilities and shareholders'

            equity (deficiency)                   $ 34,636

                                                  ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the       For the         For the period

                      Year ended    Year ended        from inception

                      December 31,  December 31,   (Apr. 7, 2004) to

                           2006       2005          December 31, 2006

---------------------------------------------------------------------

Sales                      $ -0-     $  584           $    584

Cost of goods sold         $ -0-        195                195

                         --------    -------            ------

Gross profit               $ -0-        389                389

Operating expenses

  Selling, general and

   administrative

   expenses                50,907     4,448             64,277

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                  76,000            276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                          40,000

  Depreciation expense      2,144      2,145              4,859

                            -----    --------          ---------

Total operating expenses    53,051    82,593            385,436

Loss before provision

 for income taxes          (53,051)  (82,204)          (385,047)

Net loss                  $(53,051) $(82,204)         $(385,047)

                          =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted        $ (.01)   $(.01)

                           =======     ======

Weighted average common

   shares outstanding     1,634,500  11,540,500

                          ========== ==========

     See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Additional          Shareholders'

                  Number of  Capital   Paid-In              Equity

                   Shares     Stock    Capital   Deficit    Total

  ------------------------------------------------------------------

Issuance of shares

Of common stock

April 7, 2004        10,000,000       $ 10,000              $10,000

Sales of shares of

Common stock through

Private placement        25,000    25   $4,975                5,000

Issuance of shares of

Common stock in

Consideration for

Consulting fees       1,001,500 1,002  199,298              200,300

Issuance of shares of

Common stock in

Consideration for

Legal fees              200,000   200   39,800               40,000

Contributed capital

 Value of capitalized

 Software                                6,000                6,000

Contributed capital

  Officer loan converted

  To capital contribution                  118                  118

Net loss for the period

Of inception (April 7,

2004) to December 31,

2004                                    (249,792)          (249,792)

                     -----------  ------ -------- --------- --------

Balance

December 31, 2004    11,226,500   11,227 250,191 (249,792)   11,626

Sales of shares of

Common stock through

Private placement      28,000       28     5,572              5,600

Capital contribution

  Capitalized software

   Costs                                  12,000             12,000

Issuance of

Common stock in

Consideration for

Consulting fees       380,000       380   75,620             76,000

Capital contribution

 Cash                                      1,500              1,500

Net loss for the

Year  ended

December 31, 2005                                  (82,204) (82,204)

                  -----------   -------  -------  ---------  -----

Balance -

 December 31, 2005 11,634,500  $11,635 $344,883 $(331,996) $24,522

Capital contribution

  Capitalized software

Costs                                     12,000            12,000

Net loss for the

year ended

December 31 2006                                  (53,051) (53,051)

                     ---------  ------- -------  ---------- ------

Balance -

 December 31, 2006 11,634,500 $11,635 $356,883 $(385,047) $(16,529)

                  =========  =======   =======  ==========  =======

       See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the      For the     For the period

                       Year ended   Year ended    from inception

                       December 31, December 31, (Apr. 7, 2004) to

                          2006         2005       December 31, 2006

-------------------------------------------------------------------

Operating Activities:

 Net loss              $(53,051)    $(82,204)          $(385,047)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation             2,144        2,145               4,859

 Common stock issued for

 Consulting services                  76,000             276,300

Common stock issued for

 Legal services                                           40,000

Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                  (500)                             (250)

Accrued liabilities      50,000                          50,000

Corporate taxes payable                  (250)

                       ---------       -------          ---------

Net cash provided by

(used in) operating

 activities                (1,407)      (4,309)          (14,138)

                          -------       -------        ----------

Investing Activities:

 Purchase of office

  Equipment                              (3,443)         (9,143)

                         ---------     --------         ---------

Net cash used in investing

 activities                              (3,443)          (9,143)

                         ---------    ---------          --------

Financing Activities:

 Officer loan payable        900            265            1,165

Sale of shares of

  Common stock                             5,600          10,600

 Capital contribution                                     9,000

 Cash capital

  Contribution                              1,500          2,618

                            ------        -------        -------

Net cash provided by

financing activities          900           7,365         23,383

Net increase (decrease)

 in cash                     (507)          (387)           102

Cash - beginning              609            996            -0-

                           -------       ----------     ---------

 Cash - end                $  102       $    609        $   102

                           ======       ==========    ==========

Supplemental Information

   Interest paid             $-0-           $ -0-         $ -0-

   Income taxes paid         $-0-           $ -0-         $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                        $76,000        $276,300

Issuance of shares

Common stock as

Legal fees                                $40,000       $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs        $12,000           $12,000      $30,000

Office loan reclassed

To contributed capital                                   $3,918

See notes to financial statement.

TERRA MEDIA, LTD.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Summary of Significant Accounting Policies

Nature of Operations

Terra Media, Ltd. (the ”Company”) was formed on February 28, 2001 as a Delaware corporation with 21,000,000 shares of capital stock authorized. Of which 20,000,000 shares are common stock; $.001 par value and 1,000,000 shares are preferred stock; $.001 par value. The Company lay dormant until June 30, 2006 when the Company was reorganized with the contribution of all the shares of common stock of Ding Dong School, Ltd. a company organized under the laws of the State of New Jersey on April 7, 2004. Both companies are controlled by Thomas P. Monahan, President.

The Company is a producer and distributor of computer software and video educational materials on CD and DVD formatted disks. The Company also maintains a website on the World Wide Web with the URL “learningisbasic.com”.

Basis of Presentation / Going Concern

The consolidated financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern.

However, the Company has sustained substantial operating losses since inception aggregating $385,047 for the period from inception until December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $11,618, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $1,165.

Nature of Business

The Company is engaged in the business of producing and distributing educational computer software and video programming on CD and DVD formatted disks and offering for sale our products through the World Wide Web through our website “learningisbasic.com” and permitting the public to view a sampling of our products through our “eschoolroom.com” website.

The Company's core technology offers educational CD’s and DVD formatted disks for use in a variety of settings including but not limited to in home use on a user’s computer system or DVD player and is available for sale through our website.

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through December 31, 2006 was $385,047.

The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies,  competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $1,118, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $1,500 in cash to the Company’s operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $249,792, $82,204 and $53,051 for the period from inception April 7, 2004 to December, 2004, for the year ended December 31, 2005 and for the year ended December 31, 2006 respectively. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes enough software and video educational titles to implement a successful marketing program. Management feels that a total of 16 titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate enough sales to bring the Company to break even. Management has completed five computer software titles relating to the teaching of Basic English for foreign speaking people.  Based upon management's current plans, management believes that the Company's existing capital resources, plus the proceeds of a planned public offering of approximately $1,000,000 will be sufficient to meet the Company's operating expenses and capital requirements to create the minimum of 16 additional titles to achieving a goal of 36 titles at which point the Company expects to have been shipping commercial product and recognizing revenue for over 12 months.

In the event a public offering cannot be completed in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations by operating at minimal staffing and relying on the services of the Thomas Monahan to provide the funds and skills required to continue operations and complete the designing and computer programming of the required educational titles and enable the Company to complete its marketing plans.

If the Company does not complete the planned public offering, and if no other sources of additional capital are available, management anticipates that it would substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. Mr. Monahan has agreed to provide the additional funds as needed to ensure the continuation of the Company and to provide the programming and technical skills needed to complete the planned software and video titles on CD and DVD formatted disks. There can be no assurance that Mr. Monahan will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats.  There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

Property and Equipment

Property and equipment are carried at cost. Depreciation has been provided using straight-line and accelerated methods over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred, and renewals and betterments are capitalized.

Deferred Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the carrying amounts and the income tax bases of assets and liabilities and the effect of future income tax planning strategies to reduce any deferred income tax liability.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

The Company’s board of directors determines the fair market value of the Company’s common stock in the absence of a public market for these shares.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities

Software Development Costs

The Company accounts for purchased technology and software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, the Company is required to test for recoverability of its capitalized software costs as of each balance sheet date or an interim period if events and circumstances indicate that the carrying amount may not be recoverable. Impairment is recorded as the excess of the unamortized cost over the expected future net realizable value of the products.

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to December 31, 2004, for the year ended December 31, 2005 and for the year ended December 31, 2006, the Company has capitalized an aggregate of $6,000, $12,000 and $30,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to December 31, 2004, for the year ended December 31,  2005 and 2006 is $-0- , $-0- and $-0- respectively.

Cash and Cash Equivalents and Short-Term Investments

The Company invests its excess cash in money market funds and in highly liquid debt instruments of the U.S. government, its agencies and municipalities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as short-term investments.

Offering Costs

Deferred offering costs incurred by the Company in connection with the proposed registration statement will be expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to December 1, 2004, for the year ended 2005 and 2006 advertising costs totaled $-0-, $-0- and $-0-.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Impacts of Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 has no impact on the Company's financial position, cash flows or results of operations as the Company does not have any derivative instruments.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 had no material impact on the Company's financial position, cash flows or results of operations as the Company does not have any complex equity instruments.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for the Company as of the fiscal year beginning March 1, 2006. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123.

Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives   December 31,  December 31,

                                     Years            2005         2006

                                     ------------    -------      --------

Office equipment                       5 - 10        $ 9,143       $ 9,143

Less:  Accumulated depreciation                        2,715         4,859

                                                     -------        ------

                                                     $ 6,428       $ 4,284

                                                     =======        ======

Depreciation expense for the period from inception (April 7, 2004) to December 31, 2004, for the year ended December 31, 2005 and 2006 was $570, $2,145 and $2,144, respectively.

Related Party Transactions

Initially, our Company was incorporated on April 7, 2004, as a New Jersey corporation under the name, Ding Dong School, Ltd.  On June 15, 2006, we reorganized the Company into Terra Media, Ltd., a pre-existing Delaware Corporation pursuant to a Plan of Share Exchange And Reorganization (the “Plan”) dated June 15, 2006. Terra Media, Ltd. was incorporated on February 28, 2001. Ding Dong remains as a wholly owned subsidiary of Terra Media. Thomas Monahan is a Director of both companies.

On April 7, 2004, Ding Dong School, Ltd. issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

As of December 31, 2005, Mr. Monahan contributed an additional $1,500 in cash to the Company.

As of December 31, 2005, Mr. Monahan has advanced an aggregate of $265 to the Company interest free and payable upon demand.

As of December 31, 2006, Mr. Monahan has advanced an aggregate of $1,165 to the Company interest free and payable upon demand.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at December 31, 2004, 2005 and 2006 aggregating $6,000, $12,000 and $30,000 and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

Deferred Income Taxes

For period from inception, April 7, 2004, to December 31, 2004 and for the years ended December 31, 2005 and 2006, the Company had approximately $249,792, 331,996 and $385,,047 respectively, of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of December 31, 2005 and 2006 is as follows:

                                       December 31,        December 31,

                                              2005               2006

                                          -----------         -----------

        Non-Current

        Net operating loss carry forwards   $ 331,996         $ 385,047

        Evaluation allowance for

        deferred tax asset                  (331,996)         (385,047)

                                          -----------         -----------

                                          $   --          $       --

                                          ===========       ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2004, 2005 and 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.

Common Stock Issuances

On April 7, 2004, Ding Dong School, Ltd. issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

As of December 31, 2004, Ding Dong School, Ltd. sold an aggregate of 25,000 shares of common stock in consideration for $5,000 or $.20 per share through a private placement to approximately 16 individuals.

As of December 31, 2004, Ding Dong School, Ltd. issued an aggregate of 200,000 shares of common stock valued at $40,000 or $.20 per share to Mr. Roger Fidler, Esq. in consideration for legal services.

As of December 31, 2004, Ding Dong School, Ltd. issued an aggregate of 1,001,500 shares of common stock to eight individuals in consideration for educational consulting services valued at $200,300 or $.20 per share relating to the design of educational materials including developing the curriculum and content of the Company’s educational software and video products.

As of December 31, 2005, Ding Dong School, Ltd. sold an additional 28,000 shares of common stock through a private placement to approximately 17 individuals at $.20 per share aggregating $5,600.

As of December 31, 2005, Ding Dong School, ltd. issued an aggregate of 380,000 shares valued at $76,000 or $.20 per share as follows: 280,000 shares of common stock each  to 5 individuals as payment for translation services of the Company’s software content in Russian, Chinese, Portuguese and Spanish and  an aggregate of 100,000 shares  to Dr. John Swint in consideration for consulting services relating to development of the Company’s curriculum for the educational courses being developed on CD and DVD formatted disks.

As of June 15, 2006, the Company issued 11,634,500 to certain Ding Dong School, Ltd. shareholders of record as of December 31, 2005 the Company’s predecessor, in exchange for 11,634,500 Ding Dong School, Ltd. shares, pursuant to the Plan of Share Reorganization, dated June 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA MEDIA, LTD.

By: __/s/Thomas P. Monahan___________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Thomas P. Monahan _________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 18, 2007