Form 10QSB
period 2007-03-31
Terra Media, Ltd.
filed 2007-05-22
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the transition period from __________________________________to_______________________________________________

Commission File Number: _____________________________________________________________________________________

TERRA MEDIA, LTD.

(Exact name of registrant as specified in its character)

Delaware	71-0913458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Knolls Crescent, Apt. 9M,
Bronx, NY 10463

 (718) 549-0995
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [ x]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerator filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ x]

The Registrant’s common stock outstanding as of March 31, 2007 was 11,634,500 Shares.

Table of Contents

          Page No.

Special Note Regarding Forward Looking Information 3
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of March 31, 2007 (unaudited) and December 31, 2006 (audited);

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 (unaudited) and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Stockholders Equity as of March 31, 2007 and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2007 (unaudited) and year ended December, 31, 2006; and

Notes to Consolidated Financial Statements

		4 5 6-7 8-9 10-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Controls and Procedures	22
PART II
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURE		25

QUARTERLY REPORT ON FORM 10-QSB FOR TERRA MEDIA, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and changes in its financial position from January 1, 2006 through March 31, 2007, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

                                                 March 31,     December 31,

                                                    2007            2006

                                                (Unaudited)

ASSETS

Current Assets

   Cash                                            $25,549         $  102

   Prepaid corporate taxes                             250            250

                                                    ------           -----

         Total current assets                       25,799            352

Property and equipment                               3,570          4,284

Other assets

  Capitalized software costs                        33,000         30,000

                                                   -------         ------

Total assets                                       $62,369       $ 34,636

                                                  ========         ======

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000        $ 50,000

   Officer loan payable                            26,865           1,165

                                                  -------          ------

   Total current liabilities                       76,865          51,165

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     March 31, 2007 and December 31,

     2006 there are 11,634,500  and

     11,634,500 respectively                       11,635          11,635

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0               0

   Additional paid-in capital                      359,883        356,883

   Deficit                                        (386,014)      (385,047)

                                                 ---------       --------

 Total shareholders' equity (deficiency)           (14,496)      (16,529)

                                                  ---------      --------

Total liabilities and shareholders'

            equity (deficiency)                    $ 62,369      $ 34,636

                                                  =========      ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                             For the         For the         For the period

                           three months    three months     from inception

                           ended March 31, ended March 31,  (Apr. 7, 2004) to

                               2007            2006          March 31, 2007

-------------------------------------------------------------------------------

Sales                               $ -0-     $    0           $    584

Cost of goods sold                  $ -0-          0                195

                                  --------      -----            ------

Gross profit                        $ -0-          0                389

Operating expenses

  Selling, general and

   administrative

   expenses                           253      50,485            64,530

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                             276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                                   40,000

  Depreciation expense                 714       536              5,573

                                    -----   --------          ---------

Total operating expenses                967    51,021           386,403

Loss before provision

 for income taxes                   (967)  (51,021)         (386,014)

Net loss                           $(967) $(51,021)        $(386,014)

                                     =======  ========        =========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted               $  (.00) $   (.00)         $    (.04)

                                     =======  ========        =========

Weighted average common

   shares outstanding             11,634,500   11,634,500    10,817,250

                                  ==========  ========       ==========

     See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Additional            Shareholders'

                      Number of  Capital   Paid-In                 Equity

                       Shares     Stock    Capital     Deficit     Total

                   -------------------------------------------------------------

Issuance of shares

Of common stock

April 7, 2004          10,000,000 $ 10,000                        $10,000

Sales of shares of

Common stock through

Private placement         25,000       25       $4,975              5,000

Issuance of shares of

Common stock in

Consideration for

Consulting fees        1,001,500     1,002     199,298            200,300

Issuance of shares of

Common stock in

Consideration for

Legal fees               200,000       200      39,800             40,000

Contributed capital

 Value of capitalized

 Software                                       6,000               6,000

Contributed capital

  Officer loan converted

  To capital contribution                         118                 118

Net loss for the period

Of inception (April 7,

2004) to December 31,

2004                                                  (249,792)  (249,792)

                        --------- --------    --------   -------- --------

Balance

December 31, 2004        11,226,500  11,227  250,191  (249,792)   11,626

Sales of shares of

Common stock through

Private placement          28,000       28     5,572               5,600

Capital contribution

  Capitalized software

   Costs                                      12,000              12,000

Issuance of

Common stock in

Consideration for

Consulting fees           380,000    380      75,620              76,000

Capital contribution

 Cash                                          1,500               1,500

Net loss for the

Year  ended

December 31, 2005                                     (82,204) (82,204)

                     ----------- -------  -------    ----------  -----

Balance –

December 31, 2005    11,634,500  $11,635 $344,883  $(331,996)  $24,522

Capital contribution

  Capitalized software

Costs                                      12,000               12,000

Net loss for the

year ended

December 31 2006                                      (53,051) (53,051)

                    ---------  -------    -------  ----------   ------

Balance -

 December 31, 2006 11,634,500   $11,635    $356,883 $(385,047)$(16,529)

Capital contribution

  Capitalized software                     3,000                 3,000

Net loss for the

Three months ended

March 31, 2007                                           (967)    (967)

                       ---------- --------  -------   --------    -----

Balance-

 March 31, 2007    11,634,500   $11,635  $ 359,883  $(386,014)$(14,496)

  (Unaudited)     =========     =======     ======= ========== =======

       See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)

                            For the         For the         For the period

                          three months    three months     from inception

                         ended March 31,  ended March 31, (Apr. 7, 2004) to

                             2007            2006          March 31, 2007

-----------------------------------------------------------------------------

Operating Activities:

 Net loss                 $(967)          $(51,021)          $(386,014)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                  714              536                 5,573

 Common stock issued for

 Consulting services                                              276,300

Common stock issued for

 Legal services                                                    40,000

 Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                                                    (250)

Accrued liabilities                           50,000              50,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                  (253)           (485)           (14,391)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Equipment                                                     (9,143)

                            ---------     -----------          ---------

Net cash used in investing

 activities                                                      (9,143)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable           25,700                           26,865

Sale of shares of

  Common stock                                                   10,600

 Capital contribution                                            9,000

 Cash capital

  Contribution                                                   2,618

                               ------        -------           -------

Net cash provided by

financing activities             25,700                         49,083

Net increase (decrease)

 in cash                         25,447          (485)          25,549

Cash - beginning                    102           609             -0-

                                 --------       --------     ---------

 Cash - end                     $25,549      $    124          $25,549

                                ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-           $ -0-

   Income taxes paid              $-0-           $ -0-           $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                              $276,300

Issuance of shares

Common stock as

Legal fees                                                     $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs              $3,000            $3,000        $33,000

Office loan reclassed

To contributed capital                                          $3,918

See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Summary of Significant Accounting Policies

Nature of Operations

Terra Media, Ltd. (the ”Company”) was formed on February 28, 2001 as a Delaware corporation with 21,000,000 shares of capital stock authorized. Of which 20,000,000 shares are common stock; $.001 par value and 1,000,000 shares are preferred stock; $.001 par value. The Company lay dormant until June 30, 2006 when the Company was reorganized with the contribution of all the shares of common stock of Ding Dong School, Ltd., a company organized under the laws of the State of New Jersey on April 7, 2004. Both companies are controlled by Thomas P. Monahan, President.

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

However, the Company has sustained substantial operating losses since inception aggregating $386,014 for the period from inception until March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $11,618, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $26,865.

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

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $1,118, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $1,500 in cash to the Company’s operations. As of March 31, 2007, Thomas Monahan has advanced the Company an additional $25,700 as an officer loan.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $386,014  for the period from inception April 7, 2004 to March 31, 2007. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to March 31, 2007, for the three months ended March 31, 2007, the Company has capitalized an aggregate of $33,000 and $3,000  respectively.  Amortization of software costs for the period from inception, April 7, 2004 to March 31, 2007 and for the three months ended March 31, 2007 is  $-0- and $-0- respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to March 31, 2007 and for the three months ended March 31, 2007 in advertising costs totaled $-0- and $-0- respectively.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Impacts of Recent accounting pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options.

 1 - Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives   March 31,  December 31,

                                     Years            2007         2006

                                     ------------    -------      --------

Office equipment                       5 - 10        $ 9,143       $ 9,143

Less:  Accumulated depreciation                        5,573         4,859

                                                     -------        ------

                                                     $ 3,570       $ 4,284

                                                     =======        ======

Depreciation expense for the period from inception (April 7, 2004) to March 31, 2007 and for the three months ended March 31, 2007 is $5,573 and $714 respectively.

2- Related Party Transactions

As of March 31, 2007, Thomas Monahan has advanced the Company through officer loans $25,700.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at March 31, 2007 and for the three months ended March 31, 2007 $33,000 and $3,000 respectively and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

For period from inception, April 7, 2004, to March 31, 2007, the Company had approximately $386,014 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of March 31, 2007 and December 31, 2006 is as follows:

                                            March 31,        December 31,

                                              2007               2006

                                          -----------         -----------

        Non-Current

        Net operating loss carry forwards   $ 386,014         $ 385,047

        Evaluation allowance for

        deferred tax asset                  (386,014)         (385,047)

                                          -----------         -----------

                                          $   --          $       --

                                          ===========         ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2007 a valuation allowance for the full amount of the net deferred tax asset was recorded.

5 - Common Stock Issuances

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

ITEM 2. Management's Discussion and Analysis

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended December 31, 2006. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to March 31, 2007 and for the three months ended March 31, 2007, the Company has capitalized an aggregate of $33,000 and $3,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to March 31, 2007 and for the three months ended March 31, 2007 are $-0- and $-0- respectively.

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

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options.

Seasonality of Business

We expect to be subject to some seasonal fluctuations in its operating results, with revenues in November and December and other popular shopping holidays expected to be higher because of relationship of purchasing gifts and needed items for friends and family members being specifically associated with these occasions.

Plan of Operations

We had sales of $584 during the period from inception April 7, 2004 to March 31, 2007 and $-0- for the three months ended March 31, 2007. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between

During the next year and as we create more titles, we expect to increase our marketing and sales efforts. According to a recent article in Business Week and as a result of various speeches by President Bush concerning the failure of our education system to address our three weaknesses, that being in the areas of mathematics, science and the large percentage of the American population who cannot speak English.

Accordingly, we believe there is a substantial market for easy to use, and comprehensive virtual textbooks on computer. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the education market. Management intends to attend trade shows to promote our products. We also intend to complete the design and programming of our website “learningisbasic.com” to be used to offer and sell our CD and DVD products.  Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and sales until such time as we are able to complete a public offering that is presently ongoing. In addition, our President, Thomas P. Monahan, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers. Such funds will be disbursed on an as needed basis until the Offering closes. Thomas P. Monahan, has advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates are not legally bound to provide funding to us. If Mr. Monahan does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. As of March 31, 2007, Thomas Monahan has advanced an aggregate of $25,700 through officer loans. If we are not able to obtain funding from other sources, we may not be able to complete the Offering. If we are unable to complete this offering, and we are not able to obtain funding to commence sales and marketing of our product, and Mr. Monahan cannot dedicate the needed time to complete the design and computer programming of additional titles as a result we may be forced to go out of business.

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

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006, we had cash of $$25,549 and $102 respectively. Our current cash balance as of March 31, 2007 is $25,549. As of March 31, 2007, net cash used by operating activities aggregated $(253). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at March 31, 2007 was $51,066 as compared to working capital of December 31, 2006 was $50,813. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of March 31, 2007 and December 31, 2006, we had a working capital deficit of $51,066 and $50,813 respectively. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan. Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

ITEM 3.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the  Company’s management including the Chief Executive Officer/Chief Financial Officer (both officers are occupied by Thomas P. Monahan, President of the Company), as appropriate, to allow timely decisions regarding required disclosure.  As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There was no change in the Company’s internal control over financial reporting during the quarter that ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2006.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company has not filed any 8-K reports.

Exhibit No.

Description

        3.1       Certifications.

        3.2

Certification pursuant to 18 U.S.C. Section 1350,

as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

      * 4.1       Form of certificate evidencing shares of common stock.

* Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of May, 2007.

TERRA MEDIA, LTD.

BY: s/Thomas P. Momahan
President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)