Form 10QSB
period 2007-06-30
Terra Media, Ltd.
filed 2007-08-10
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

 (973) 768-4181
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

Yes [   ]     No [ x]

The Registrant’s common stock outstanding as of June 30, 2007 was 11,634,500 Shares.

Table of Contents

Special Note Regarding Forward Looking Information 3
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of June 30, 2007 (unaudited) and December 31, 2006 (audited);

Unaudited Consolidated Statements of Operations for the three months ended June30, 2007 (unaudited) and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Stockholders Equity as of June 30, 2007 and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Cash Flows for the three months ended June 30, 2007 (unaudited) and year ended December, 31, 2006; and

Notes to Consolidated Financial Statements

		4 5 6-7 8-9 11-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Controls and Procedures	23
PART II
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURE		26

QUARTERLY REPORT ON FORM 10-QSB FOR TERRA MEDIA, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and changes in its financial position from January 1, 2006 through June 30, 2007, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

                                                 June 30,     December 31,

                                                    2007            2006

                                                (Unaudited)

ASSETS

Current Assets

   Cash                                            $ 1,828         $  102

   Prepaid corporate taxes                             250            250

                                                    ------           -----

         Total current assets                        2,078            352

Property and equipment                               6,771          4,284

Other assets

  Capitalized software costs                        36,000         30,000

                                                   -------         ------

Total assets                                       $44,849       $ 34,636

                                                  ========         ======

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000        $ 50,000

   Officer loan payable                            12,600           1,165

   Payroll taxes payable                              918

                                                  -------          ------

   Total current liabilities                       63,518          51,165

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     June 30, 2007 and December 31,

     2006 there are 11,634,500  and

     11,634,500 respectively                       11,635          11,635

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0               0

   Additional paid-in capital                      362,883        356,883

   Deficit                                        (393,187)      (385,047)

                                                 ---------       --------

 Total shareholders' equity (deficiency)           (18,669)      (16,529)

                                                  ---------      --------

Total liabilities and shareholders'

            equity (deficiency)                    $ 44,849      $ 34,636

                                                  =========      ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                             For the         For the         For the period

                           six months       six months       from inception

                           ended June 30, ended June 30,  (Apr. 7, 2004) to

                               2007            2006          June 30, 2007

-------------------------------------------------------------------------------

Sales                               $ -0-     $    0           $    584

Cost of goods sold                  $ -0-          0                195

                                  --------      -----            ------

Gross profit                        $ -0-          0                389

Operating expenses

  Selling, general and

   administrative

   expenses                         6,712      50,626            70,989

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                             276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                                   40,000

  Depreciation expense               1,428      1,072              6,287

                                    -----   --------          ---------

Total operating expenses             8,140     51,698           393,576

Loss before provision

 for income taxes                   (8,140)   (51,698)         (393,187)

Net loss                           $(8,140)  $(51,698)        $(393,187)

                                     =======  ========        =========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted               $  (.00) $   (.00)

                                     =======  ========

Weighted average common

   shares outstanding             11,634,500  11,634,500

                                  ==========  ==========

     See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                             For the         For the

                           three months    three months

                           ended June 30, ended June 30,

                               2007            2006

---------------------------------------------------------

Sales                               $ -0-     $    0

Cost of goods sold                  $ -0-          0

                                  --------      -----

Gross profit                        $ -0-          0

Operating expenses

  Selling, general and

   administrative

   expenses                         6,459         141

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense

  Depreciation expense                 714       536

                                    -----   --------

Total operating expenses             7,173       677

Loss before provision

 for income taxes                   (7,173)   (677)

Net loss                           $(7,173)  $(677)

                                     =======  ========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted               $  (.00) $   (.00)

                                     =======  ========

Weighted average common

   shares outstanding             11,634,500  11,634,500

                                  ==========  ==========

     See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Additional            Shareholders'

                      Number of  Capital   Paid-In                 Equity

                       Shares     Stock    Capital     Deficit     Total

                   ---------------------------------------------------------

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

Net loss for the

year ended

December 31 2006                                      (53,051) (53,051)

                    ---------  -------    -------  ----------   ------

Balance -

 December 31, 2006 11,634,500   $11,635    $356,883 $(385,047)$(16,529)

Capital contribution

  Capitalized software                        6,000              6,000

Net loss for the

six months ended

June 30, 2007                                          (8,140)  (8,140)

                   ----------  --------     -------   --------    -----

Balance-

 June 30 , 2007    11,634,500   $11,635   $ 362,883  $(393,187)$(18,669)

  (Unaudited)       =========   =======     ======= ==========  =======

       See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)

                            For the         For the         For the period

                          six months      six months       from inception

                         ended June 30,  ended June 30,  (Apr. 7, 2004) to

                             2007            2006          June 30, 2007

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $(8,140)          $(51,698)        $(393,187)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                 1,428              1,072             6,287

 Common stock issued for

 Consulting services                                             276,300

Common stock issued for

 Legal services                                                   40,000

 Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                         (500)              (250)

 Payroll taxes payable          918                                 918

Accrued liabilities                           50,000              50,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                  (5,794)           (1,126)          (19,932)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Equipment                  (3,915)                            (13,058)

                            ---------     -----------          ---------

Net cash used in investing

 activities                  (3,915)                            (13,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable         11,435             600             12,600

Sale of shares of

  Common stock                                                   10,600

 Capital contribution                                           9,000

 Cash capital

  Contribution                                                  2,618

                                 ------        -------        -------

Net cash provided by

financing activities             11,435           600          34,818

Net increase (decrease)

 in cash                          1,726          (526)          1,828

Cash - beginning                    102           609             -0-

                                 --------       --------     ---------

 Cash - end                     $ 1,828      $     83         $ 1,828

                                ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs              $6,000            $6,000       $36,000

Office loan reclassed

To contributed capital                                         $3,918

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

However, the Company has sustained substantial operating losses since inception aggregating $393,187 for the period from inception until June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $11,618, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $12,600.

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

As of June 30, 2007, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $13,718, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $1,500 in cash to the Company’s operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $393,187  for the period from inception April 7, 2004 to June 30, 2007. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to June 30, 2007, for the six months ended June 30, 2007, the Company has capitalized an aggregate of $36,000 and $3,000  respectively.  Amortization of software costs for the period from inception, April 7, 2004 to June 30, 2007 and for the six months ended June 30, 2007 is  $-0- and $-0- respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to June 30, 2007 and for the six months ended June 30, 2007 in advertising costs totaled $-0- and $-0- respectively.

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

Impacts of Recent accounting pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN

No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This  statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for

Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

 1 - Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives   June 30,    December 31,

                                     Years            2007         2006

                                     ------------    -------      --------

Office equipment                       5 - 10        $13,058       $ 9,143

Less:  Accumulated depreciation                        6,287         4,859

                                                     -------        ------

                                                     $ 6,771       $ 4,284

                                                     =======        ======

Depreciation expense for the period from inception (April 7, 2004) to June 30, 2007 and for the six months ended June 30, 2007 is $6,287 and $1,428 respectively.

2- Related Party Transactions

As of June 30, 2007, Thomas Monahan has advanced the Company through officer loans $12,600.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at June 30, 2007 and for the six months ended June 30, 2007 $36,000 and $6,000 respectively and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

For period from inception, April 7, 2004, to June 30, 2007, the Company had approximately $386,014 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of June 30, 2007 and December 31, 2006 is as follows:

                                            June 30,        December 31,

                                              2007               2006

                                          -----------         -----------

        Non-Current

        Net operating loss carry forwards   $ 393,187         $ 385,047

        Evaluation allowance for

        deferred tax asset                  (393,187)         (385,047)

                                          -----------         -----------

                                          $   --          $       --

                                          ===========         ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2007 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to June 30, 2007 and for the six months ended June 30, 2007, the Company has capitalized an aggregate of $36,000 and $6,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to June 30, 2007 and for the six months ended June 30, 2007 are $-0- and $-0- respectively.

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

Plan of Operations

We had sales of $584 during the period from inception April 7, 2004 to June 30, 2007 and $-0- for the six months ended June 30, 2007. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between.

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

Accordingly, we believe there is a substantial market for easy to use, and comprehensive virtual textbooks on computer. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the education market. Management intends to attend trade shows to promote our products. We also intend to complete the design and programming of our website “learningisbasic.com” to be used to offer and sell our CD and DVD products.  Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and sales until such time as we are able to complete a public offering that is presently ongoing. In addition, our President, Thomas P. Monahan, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers. Such funds will be disbursed on an as needed basis until the Offering closes. Thomas P. Monahan, has advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates are not legally bound to provide funding to us. If Mr. Monahan does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. As of June 30, 2007, Thomas Monahan has advanced an aggregate of $25,700 through officer loans. If we are not able to obtain funding from other sources, we may not be able to complete the Offering. If we are unable to complete this offering, and we are not able to obtain funding to commence sales and marketing of our product, and Mr. Monahan cannot dedicate the needed time to complete the design and computer programming of additional titles as a result we may be forced to go out of business.

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

Liquidity and Capital Resources

As of June 30, 2007 and December 31, 2006, we had cash of $$1,828 and $102 respectively. Our current cash balance as of June 30, 2007 is $1,828. As of June 30, 2007, net cash used by operating activities aggregated $(5,794). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at June 30, 2007 was $61,440 as compared to working capital of December 31, 2006 was $50,813. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of June 30, 2007 and December 31, 2006, we had a working capital deficit of $61,440 and $50,813 respectively. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan. Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

      There was no change in the Company’s internal control over financial reporting during the quarter that ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2007.

TERRA MEDIA, LTD.

BY: s/Thomas P. Momahan
President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)