Form 10QSB
period 2007-09-30
Terra Media, Ltd.
filed 2007-11-05
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ]     No [ x]

The Registrant’s common stock outstanding as of September 30, 2007 was 11,634,500 Shares.

Table of Contents

Special Note Regarding Forward Looking Information 3
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of September 30, 2007 (unaudited) and December 31, 2006 (audited);

Unaudited Consolidated Statements of Operations for the nine months ended September  30, 2007 (unaudited) and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Stockholders Equity as of September 30, 2007 and for the year ended December 31, 2006;

Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 (unaudited) and year ended December, 31, 2006; and

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

QUARTERLY REPORT ON FORM 10-QSB FOR TERRA MEDIA, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September  30, 2007 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and changes in its financial position from January 1, 2006 through September 30, 2007, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

                                               September 30,     December 31,

                                                    2007            2006

                                                (Unaudited)

ASSETS

Current Assets

   Cash                                            $ 4,386         $  102

   Prepaid corporate taxes                             250            250

                                                    ------           -----

         Total current assets                        4,636            352

Property and equipment                               6,057          4,284

Other assets

  Capitalized software costs                        39,000         30,000

                                                   -------         ------

Total assets                                       $49,693       $ 34,636

                                                  ========         ======

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000        $ 50,000

   Officer loan payable                            20,000           1,165

   Payroll taxes payable                            1,200

                                                  -------          ------

   Total current liabilities                       71,200          51,165

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     September 30, 2007 and December 31,

     2006 there are 11,634,500  and

     11,639,500 respectively                       11,640          11,635

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0               0

   Additional paid-in capital                      368,378        356,883

   Deficit                                        (401,525)      (385,047)

                                                 ---------       --------

 Total shareholders' equity (deficiency)           (21,507)      (16,529)

                                                  ---------      --------

Total liabilities and shareholders'

            equity (deficiency)                    $ 49,693       $ 34,636

                                                  =========      ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                            For the         For the         For the period

                          Nine  months       nine months       from inception

                    ended September 30, ended September 30,  (Apr. 7, 2004) to

                               2007            2006          September 30, 2007

-------------------------------------------------------------------------------

Sales                               $ -0-     $    0           $    584

Cost of goods sold                  $ -0-          0                195

                                  --------      -----            ------

Gross profit                        $ -0-          0                389

Operating expenses

  Selling, general and

   administrative

   expenses                        14,336      50,767            78,613

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                             276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                                   40,000

  Depreciation expense              2,142      1,608              7,001

                                    -----   --------          ---------

Total operating expenses           16,478     52,375            401,914

Loss before provision

 for income taxes                 (16,478)   (52,375)          (401,525)

Net loss                         $(16,478)  $(52,375)         $(401,525)

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

                       ended September 30, ended September 30,

                               2007            2006

---------------------------------------------------------

Sales                               $ -0-     $    0

Cost of goods sold                  $ -0-          0

                                  --------      -----

Gross profit                        $ -0-          0

Operating expenses

  Selling, general and

   administrative

   expenses                         7,624         141

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense

  Depreciation expense                 714       536

                                    -----   --------

Total operating expenses             8,338       677

Loss before provision

 for income taxes                   (8,338)   (677)

Net loss                           $(8,338)  $(677)

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

Net loss for the

year ended

December 31 2006                                      (53,051) (53,051)

                    ---------  -------    -------  ----------   ------

Balance -

 December 31, 2006 11,634,500   $11,635    $356,883 $(385,047)$(16,529)

Capital contribution

  Capitalized software                        9,000              6,000

Sale of shares of

Common stock            5,000         5       2,495              2,500

Net loss for the

nine months ended

September 30, 2007                                    (16,478)  (16,478)

                   ----------  --------     -------   --------    -----

Balance-

 September 30 , 2007

  (Unaudited)      11,639,500   $11,640   $ 368,378  $(401,525)$(21,507)

                    =========   =======     ======= ==========  =======

       See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)

                           For the         For the         For the period

                        nine months      nine months       from inception

                   ended September 30, ended September 30,  (Apr. 7, 2004) to

                           2007            2006            September 30, 2007

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $(16,478)          $(52,375)        $(401,525)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                 2,142              1,608             7,001

 Common stock issued for

 Consulting services                                             276,300

Common stock issued for

 Legal services                                                   40,000

 Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                         (500)              (250)

 Payroll taxes payable        1,200                                1,200

Accrued liabilities                           50,000              50,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                  (13,136)           (1,267)          (27,274)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Equipment                  (3,915)                            (13,058)

                            ---------     -----------          ---------

Net cash used in investing

 activities                  (3,915)                            (13,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable         18,835             783             20,000

Sale of shares of

  Common stock                 2,500                             13,100

 Capital contribution                                           9,000

 Cash capital

  Contribution                                                  2,618

                                 ------        -------        -------

Net cash provided by

financing activities             21,335           783          44,718

Net increase (decrease)

 in cash                          4,284          (484)          4,386

Cash - beginning                    102           609             -0-

                                 --------       --------     ---------

 Cash - end                     $ 4,386      $    125         $ 4,386

                                ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs              $9,000            $9,000       $36,000

Office loan reclassed

To contributed capital                                         $3,918

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

However, the Company has sustained substantial operating losses since inception aggregating $393,187 for the period from inception until September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $12,600 and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

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

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through September 30, 2007 was $401,525.

The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies,  competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As of September 30, 2007, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $20,000, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $20,000 in cash to the Company’s operations and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $401,525  for the period from inception April 7, 2004 to September 30, 2007. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to September 30, 2007, for the nine months ended September 30, 2007, the Company has capitalized an aggregate of $39,000 and $9,000  respectively.  Amortization of software costs for the period from inception, April 7, 2004 to September 30, 2007 and for the nine months ended September 30, 2007 is  $-0- and $-0- respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to September 30, 2007 and for the nine months ended September 30, 2007 in advertising costs totaled $-0- and $-0- respectively.

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

 1 - Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives September 30,    December 31,

                                     Years            2007         2006

                                     ------------    -------      --------

Office equipment                       5 - 10        $13,058       $ 9,143

Less:  Accumulated depreciation                        7,001         4,859

                                                     -------        ------

                                                     $ 6,057       $ 4,284

                                                     =======        ======

Depreciation expense for the period from inception (April 7, 2004) to September 30, 2007 and for the nine months ended September 30, 2007 is $7,001 and $2,142 respectively.

2- Related Party Transactions

As of September 30, 2007, Thomas Monahan has advanced the Company through officer loans $20,000.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at September 30, 2007 and for the nine months ended September 30, 2007 $39,000 and $9,000 respectively and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

For period from inception, April 7, 2004, to September 30, 2007, the Company had approximately $401,525 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of September 30, 2007 and December 31, 2006 is as follows:

                                         September 30,        December 31,

                                              2007               2006

                                          -----------         -----------

        Non-Current

        Net operating loss carry forwards  $ 401,525          $ 385,047

        Evaluation allowance for

        deferred tax asset                  (401,525)         (385,047)

                                          -----------         -----------

                                          $   --          $       --

                                          ===========         ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2007 a valuation allowance for the full amount of the net deferred tax asset was recorded.

5 – Sale of Common Stock

As of September 30, 2007, the Company has sold an aggregate of 5,000 shares of common stock for an aggregate of $2,500 at $.50 per share through our Registered offering.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to September 30, 2007 and for the nine months ended September 30, 2007, the Company has capitalized an aggregate of $39,000 and $9,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to September 30, 2007 and for the nine months ended September 30, 2007 are $-0- and $-0- respectively.

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

Plan of Operations

We had sales of $584 during the period from inception April 7, 2004 to September 30, 2007 and $-0- for the nine months ended September 30, 2007. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between.

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

Accordingly, we believe there is a substantial market for easy to use, and comprehensive virtual textbooks on computer. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the education market. Management intends to attend trade shows to promote our products. We also intend to complete the design and programming of our website “learningisbasic.com” to be used to offer and sell our CD and DVD products.  Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and sales until such time as we are able to complete a public offering that is presently ongoing. In addition, our President, Thomas P. Monahan, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers. Such funds will be disbursed on an as needed basis until the Offering closes. Thomas P. Monahan, has advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates are not legally bound to provide funding to us. If Mr. Monahan does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. As of September 30, 2007, Thomas Monahan has advanced an aggregate of $25,700 through officer loans and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500 through our registered offering.

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

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had cash of $$4,386 and $102 respectively. Our current cash balance as of September 30, 2007 is $4,386. As of September 30, 2007, net cash used by operating activities aggregated $(13,136). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at September 30, 2007 was $66,564 as compared to working capital of December 31, 2006 was $50,813. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share for $5,600 in cash and as of September 30, 2007, we have sold shares of common stock aggregating and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of September 30, 2007 and December 31, 2006, we had a working capital deficit of $69,064 and $50,813 respectively. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan. Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

      There was no change in the Company’s internal control over financial reporting during the quarter that ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2007.

TERRA MEDIA, LTD.

BY: _/s/Thomas P. Monahan___
President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)