Form 10-K
period 2007-12-31
Terra Media, Ltd.
filed 2008-04-08
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2007

or

[ } Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes X No o

State issuer’s revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days: Not applicable-no trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	11,639,500 Shares
$0.001 Par Value	(Outstanding on March 30, 2008)

Transitional Small Business Disclosure Format (check one):

Yes: o   No: X

INDEX TO FORM 10-K

		Page
Part I
ITEM 1	Business	4
ITEM 1A	Risk Factors
ITEM 1B	Unresolved Staff Comments
ITEM 2	Properties	22
ITEM 3	Legal Proceedings	22
ITEM 4	Submission of Matters to a Vote of the Security Holders	22

Part II

ITEM 5	Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	22
ITEM 6	Selected Financial Data
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risks	23
ITEM 8	Financial Statements and Supplementary Data	30
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

ITEM 9A	Controls and Procedures	30
ITEM 9B	Other Information	30
Part III

ITEM 10	Directors, Executive Officers and Corporate Governance	31
ITEM 11	Executive Compensation	33
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Director Independence
		34
ITEM 13	Certain Relationships and Related Transactions	35
ITEM 14	Principal Accountant Fees and Services	36
ITEM 15	Exhibit, Financial Statement Schedules	36

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company’s future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors.

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

(B) Business of Terra Media,Ltd.

General

 We are a development stage corporation formed to produce and market our own educational courses on CD and DVD formatted disks, and through our website with the registered domain name of eschoolroom.com. We intend to publish and make available for sale our educational titles. To date, we have completed 9 titles on CD formatted disks relating to the teaching of basic English to foreign language speaking people and teaching of math to children, ranging from Pre-K to college. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”; “English for Chinese Speaking People”; and “English for Polish Speaking People”; “Math for First Graders”; “Math for Second Graders”; “Math for Third Graders” and “Math Workbook for First and Second Graders”. Our educational titles on CD and or DVD formatted disks will consist primarily of mathematics and science text book and work book courses for grades Pre-K through college level.

Since our inception, we have incurred losses and we expect to incur losses for the foreseeable future. For the fiscal years ended December 31, 2006 and 2007, we incurred net losses of $53,051 and $30,414 respectively. As a result of the foregoing, our independent auditors, in their report covering our financial statements for the year ended December 31, 2007, stated that our financial statements were prepared assuming that we would continue as a going concern.

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

Products

We intend to publish and make available for sale our educational titles. To date, we have completed 9 titles on CD formatted disks relating to the teaching of basic English to foreign speaking people. These titles include “English for Russian Speaking People”; English for Portuguese Speaking People”; “English for Spanish Speaking People”;  “English for Chinese Speaking People”; and “English for Polish Speaking People”; “Math for First Graders”; “Math for Second Graders”; “Math for Third Graders”; and “Math Workbook for First and Second Graders”.

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

Adobe Flash is one of the most popular and versatile applications for digital multimedia and website development. Flash is a vector-based medium able to deliver compelling vector animated content at a fraction of the bandwidth required by other animation media. Flash is now one of the most flexible interactive digital-media authoring tools available, offering the capabilities to run not only on the Internet and desktop computer platforms, but on game consoles and mobile devices as well.

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

Employees

As of December 31, 2007 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified resellers and to retain qualified outsourced information system management. To date, we believe we have been successful in our efforts, but there is no assurance that we will continue to be as successful in the future. Our employee is not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

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

We incurred net losses of $30,414 for the year ended December 31, 2007 and $415,,491 for the period from inception, April 7, 2004 to December 31, 2007, respectively. As of December 31, 2007 we have a working capital deficit of $79,816. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

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

In their report dated January 29, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

We are using Adobe Flash as the platform for all of our software. Macromedia Flash is one of the most versatile programming systems available. It is unique in its ability to allow the integration of many forms of electronic formatted media into an interactive and user friendly system. It is this quality that has allowed us to adopt our style of presenting educational materials into saleable products. Macromedia Flash offers the ability to output our programs in a format that will play both PC based computer systems and Macintosh computer systems.

If Adobe Flash were to become deleted from Macromedia’s product line or become not supported or updated to keep pace with current computer hardware, then our software products would become obsolete very quickly. To our knowledge no other programming system can match the product abilities of Macromedia Flash.

In the unfortunate event that Adobe ceases to produce and sell Macromedia Flash, We cannot assure that we will be successful in finding a substitute for the same.  Our failure to find a substitute may lead to termination of the operation, and thus cause adverse effects to our prospects.

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

The 11,63,500 Shares Common Stock presently issued and outstanding as of the date hereof are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Stock every three months. Sales of unrestricted shares by our affiliates are also subject to the same limitation upon the number of shares that may be sold in any three month period. If all the shares offered herein are sold, the holders of the restricted shares may each sell 100,000 shares during any three month period after May 1, 2008. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder. Rule 144(k) also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three (3) months. Such persons must satisfy a three (3) year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144 or 144(k), or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market which may develop for such shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

In 2007 and 2006, the Company did not have any rent commitments or expense.  We maintain our principal office at 60 Knolls Crescent, Apt. 9M, Bronx, NY 10463, the residence of our President in which he provides about 100 square feet of office space without rent.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2007 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

The Company has no trading market. The Company is in the process of assisting a market maker in applying for permission to trade but no assurance exists that such trading will occur or will be sustained thereafter.

(B) Holders

As of December 31, 2007, there were approximately 34 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(E) Unregistered Sales of Equity Securities

The following sales of unregistered equity securities were made since the end of the last fiscal year ended December 31, 2006:

As of June 15, 2006, the Company issued 11,634,500 to certain Ding Dong School, Ltd. shareholders of record as of December 31, 2005 the Company’s predecessor, in exchange for 11,634,500 Ding Dong School, Ltd. shares, pursuant to the Plan of Share Reorganization, dated June 15, 2006.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to December 31, 2004 and for the year ended December 31, 2006 and 2007, the Company has capitalized an aggregate of $24,000 and $30,000 and $42,000 respectively.  Amortization of software costs for the period from inception, April 7, 2004 to December 31, 2007 and for the year ended December 31,  2006 and 2007 are $-0-, $-0- and $-0- respectively.

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

Plan of Operations

We had sales of $-0- during the year ended December 31, 2005 and $-0- for the year ended December 31, 2006 and $-0-for the year ended December 31, 2007. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between

During the next year and as we create more titles, we expect to increase our marketing and sales efforts. According to a recent article in Business Week and as a result of various speeches by President Bush concerning the failure of our education system to address our three weaknesses, that being in the areas of mathematics, science and the large percentage of the American population who cannot speak English.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash of $102, as compared to $2,048 at December 31, 2007. Our current cash balance as of as of February 29, 2008 is $1,500. As of December 31, 2007, net cash used by operating activities aggregated $(25,690). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at December 31, 2007 was $79,816 as compared to working capital of $50,813 at December 31, 2006. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of December 31, 2007, we were funded through the sale of an additional 5,000 shares of common stock aggregating $2,500 and officer loans aggregating $30,246. As of December 31, 2007, we had a working capital deficit of $79,816. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan.

Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company we are not required to supply this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-K beginning on page 29, are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

New Control Statement in Place.

At December 31, 2007 and 2006, we had one (1) employee, Mr. Thomas Monahan, our President and Chief Executive Officer. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved our Board of Directors.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the corporation:

Name

Age

Title

Thomas P. Monahan

60

President, Director

Chief Financial Officer

Secretary

John Swint

62

Director

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2007 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Thomas Monahan is our President, Chief Executive Officer and one of two directors. Mr. John Swint is the other director In that capacity, Mr. Monahan and Mr. Swint perform the functions of a typical Audit Committee. Mr. Monahan has been determined to be a financial expert.

Indebtedness of Directors and Executive Officers

      None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

      There are no family relationships among our directors or executive officers.

Compensation Committee

      The Company does not maintain a standing Compensation Committee.  Due to the Company's small size at this point in time, the Board of Directors has not established a separate compensation committee.  All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.  During fiscal 2007, no executive officer received any compensation from the Company.

Nominating Committee

      The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter.  Due to the Company's small size at this point in time, the Board of Directors has not established a separate nominating committee and feels that all directors should have input into nomination decisions.  As such, all members of the Board of Directors generally participate in the director nomination process.  Under the rules promulgated by the SEC, the     Board of Directors is, therefore, treated as a "nominating committee".

      The Board of Directors will consider qualified nominees recommended by shareholders.  Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Terra Media Ltd., 60 Knolls Crescent, Suite 9M, Bronx, NY 10463.  The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

      With respect to the nominations process, the Board of Directors does not operate under a written charter, but under resolutions adopted by the Board of Directors.  The Board of Directors is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations for nominations to fill vacancies on the Board of Directors, and for selecting the nominees for selection by the Company's shareholders at each annual meeting. The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors.  The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend  individuals as director nominees. Those factors may include, without limitation, the following:

     o

an individual's business or professional experience,  accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

     o

the size and composition of the Board of Directors and the interaction of its members,  in each case with respect to the needs of the Company and its shareholders; and

     o

regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and  participation in meetings and other activities of the Board of

Directors or its committees and  his or her  overall contributions to the  Board  of Directors and the Company.

      The Board of Directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company's current directors and management as well as input from third parties, including executive search firms retained by the Board of Directors. The Board of Directors will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates.  The Board of Directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors.  We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company's Board of Directors

      Any shareholder wishing to send written communications to the Company's Board  of  Directors  may do so by  sending  them in  care  of  Thomas Monahan, Corporate  Secretary,  at the Company's  principal  executive offices.  All such communications will be forwarded to the intended recipient(s).

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at Terra Media, Ltd. 60 Knolls Crescent, Apt. 9M, Bronx, New York 10463. A copy of this code of ethics is attached to this Annual Report on Form 10-K as exhibit 14. The Company will post a copy of this code of ethics on its corporate website - www.eschoolroom.com.

ITEM 11. EXECUTIVE COMPENSATION

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

No options or SARs were granted to the named executive officers during fiscal year ended December 31, 2007.

Aggregated Option Exercise for the fiscal years ended December 31, 2007, 2006 and Fiscal Year-End Option Values None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

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

Employment Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DIRECTOR INDEPENDENCE

The following table sets forth certain information as of March 31, 2007 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 11,639,500 shares of common stock outstanding on March 31, 2008. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

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

  1302 Normandy Road

  Macon, GA 31210

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As of December 31, 2007, the Company sold an aggregate of 5,000 shares of common stock for an aggregate of $2,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Drakeford & Drakeford LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006 were approximately $3,000 and $3,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

There were no notifications filed on Form 8-K during the year ended December 31, 2007.

3.1  Articles of Incorporation-Ding Dong School, Ltd. (Incorporated herein in its entirety by reference to the same document in the Form SB-2 filed November 13, 2006)

3.2  Articles of Incorporation-Terra Media, Ltd. (Incorporated herein in its entirety by reference to the same document in the Form SB-2 filed November 13, 2006)

3.3  Bylaws- Terra Media, Ltd. (Incorporated herein in its entirety by reference to the same document in the Form SB-2 filed November 13, 2006)

10.1  Stock Exchange Agreement Plan of Reorganization.*

14.  Code of Ethics*

31.  Certification of Principal Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*

32.  Certification of Principal Executive Officer and Principal

Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

FINANCIAL STATEMENTS

Statements included in this report that do not relate to present or historical conditions are "forward-looking statements." Our Company may make future oral or written forward-looking statements which also may be included in documents other than this registration statement that are filed with the Commission.

Forward-looking statements involve risks and uncertainties that may differ materially from actual results. Forward-looking statements in this report and elsewhere may relate to our plans, strategies, objectives, expectations, intentions and adequacy of resources.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part 1 - Financial Information

                                                                                                Page

                                                                                                ----

Item 1 Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet as of December 31, 2007

         Consolidated Statements of Operations for the years ended December 31, 2007 and 2006  and for the period from inception (April 7, 2004) to December 31, 2007

         Consolidated Statements of Changes in Stockholders' Equity  for the period from inception (April 7, 2004) to December 31, 2007

         Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006  and for the period from inception (April 7, 2004) to December 31, 2007

         Notes to Consolidated Financial Statements

         DRAKEFORD & DRAKEFORD, LLC

NEW YORK, NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terra Media, Ltd (a development stage company)

We have audited the consolidated balance sheet of Terra Media, Ltd (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2007 and 2006,  and for the period from inception (April 7, 2004) to December 31, 2007. Terra Media, Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Media, Ltd., ( a development stage company)  as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (April 7, 2004) to December 31, 2007  in conformity with accounting principles generally accepted in the United States of America.

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

S/Drakeford & Drakeford, LLC

New York, New York

January, 29, 2008

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

                                                December 31,

                                                   2007

ASSETS

Current Assets

   Cash                                            $2,048

   Prepaid corporate taxes                            250

                                                   ------

         Total current assets                       2,298

Property and equipment                              5,343

Other assets

  Capitalized software costs                       42,000

                                                  -------

Total assets                                     $ 49,641

                                                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000

   Officer loan payable                            30,246

   Payroll taxes payable                            1,868

                                                  -------

   Total current liabilities                       82,114

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     December 31, 2007 there are

     11,639,500                                    11,640

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0

   Additional paid-in capital                     371,378

   Deficit                                       (415,491)

                                                 ---------

 Total shareholders' equity (deficiency)           (32,473)

                                                  ---------

Total liabilities and shareholders'

            equity (deficiency)                   $ 49,641

                                                  ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the       For the         For the period

                      Year ended    Year ended        from inception

                      December 31,  December 31,   (Apr. 7, 2004) to

                           2007       2006          December 31, 2007

-----------------------------------------------------------------------

Sales                      $ -0-     $  -0-           $    584

Cost of goods sold         $ -0-        -0-                195

                         --------    -------            ------

Gross profit               $ -0-        -0-                389

Operating expenses

  Selling, general and

   administrative

   expenses                27,588    50,907             91,865

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                    276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                          40,000

  Depreciation expense      2,856      2,144             7,715

                            -----    --------          ---------

Total operating expenses   30,414     53,051            415,880

Loss before provision

 for income taxes         (30,414)   (53,051)          (415,491)

Net loss                 $(30,414)  $(53,051)         $(415,491)

                          =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted        $ (.01)   $(.01)

                           =======     ======

Weighted average common

   shares outstanding    11,635,750 11,634,500

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

Net loss for the

year ended

December 31 2006                                      (53,051) (53,051)

                    ---------  -------    -------  ----------   ------

Balance -

 December 31, 2006 11,634,500   $11,635    $356,883 $(385,047)$(16,529)

Capital contribution

  Capitalized software                       12,000             12,000

Sale of shares of

Common stock            5,000         5       2,495              2,500

Net loss for the

year ended

December 31, 2007                                    (30,414)  (30,414)

                   ----------  --------     -------   --------    -----

Balance-

 December 31, 2007 11,639,500   $11,640   $ 371,378  $(415,491)$(32,473)

                    =========   =======     ======= ==========  =======

       See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         (Unaudited)

                           For the         For the         For the period

                         Year ended        year ended       from inception

                        December 31,      December 31,  (Apr. 7, 2004) to

                           2007            2006          December 31, 2007

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $(30,414)          $(53,051)        $(415,491)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                 2,856              2,144             7,715

 Common stock issued for

 Consulting services                                             276,300

Common stock issued for

 Legal services                                                   40,000

 Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                                            (250)

 Payroll taxes payable        1,868                                1,868

Accrued liabilities                           50,000              50,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                  (25,690)         (1,407)            (39,858)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Equipment                  (3,915)                            (13,058)

                            ---------     -----------          ---------

Net cash used in investing

 activities                  (3,915)                            (13,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable         29,081             900             30,246

Sale of shares of

  Common stock                 2,500                             13,100

 Capital contribution                                           9,000

 Cash capital

  Contribution                                                  2,618

                                 ------        -------        -------

Net cash provided by

financing activities             31,581           900          54,964

Net increase (decrease)

 in cash                          1,946          (507)          2,048

Cash - beginning                    102           609             -0-

                                 --------       --------     ---------

 Cash - end                     $ 2,048      $    102         $ 2,048

                                ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs              $12,000         $12,000       $42,000

Office loan reclassed

To contributed capital                                         $3,918

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

However, the Company has sustained substantial operating losses since inception aggregating $415,491 for the period from inception until December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $12,600 and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

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

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through December 31, 2007 was $415,491.

The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies,  competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As of December 31, 2007, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $26,666, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $20,000 in cash to the Company’s operations and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $415,491  for the period from inception April 7, 2004 to December 31, 2007. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to December 31, 2007, the Company has capitalized an aggregate of $42,000.  Amortization of software costs for the period from inception, April 7, 2004 to December 31, 2007 was $-0-.

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

Offering Costs

Deferred offering costs incurred by the Company in connection with the proposed registration statement will be expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to December 31, 2007 and 2006 in advertising costs totaled  $-0-.

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

 1 - Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives December 31,    December 31,

                                     Years            2007         2006

                                     ------------    -------      --------

Office equipment                       5 - 10        $13,058       $ 9,143

Less:  Accumulated depreciation                        7,715         4,859

                                                     -------        ------

                                                     $ 5,343       $ 4,284

                                                     =======        ======

Depreciation expense for the years ended December 31, 2007 and 2006 and for the period from inception (April 7, 2004) to December 31, 2007 is $2,856, $2,144 and 7,715 respectively.

2- Related Party Transactions

As of December 31, 2007, Thomas Monahan has advanced the Company through officer loans $30,246.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at December 31, 2007 of  $42,000 and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

For period from inception, April 7, 2004, to December 31, 2007, the Company had approximately $411,911 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of December 31, 2007 and December 31, 2006 is as follows:

                                       December 31,      December 31,

                                              2007               2006

                                          -----------         -----------

        Non-Current

        Net operating loss carry forwards  $ 415,491          $ 385,047

        Evaluation allowance for

        deferred tax asset                  (415,491)         (385,047)

                                          -----------         -----------

                                          $   --          $       --

                                          ===========         ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2007 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

As of December 31, 2007, the Company has sold an aggregate of 5,000 shares of common stock for an aggregate of $2,500 at $.50 per share through our Registered offering.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA MEDIA, LTD.

By: __/s/Thomas P. Monahan___________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Thomas P. Monahan _________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 8, 2007