Form 10-Q
period 2008-03-31
Terra Media, Ltd.
filed 2008-05-15
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes [x ]     No [  ]

The Registrant’s common stock outstanding as of March 31, 2008 was 11,634,500 Shares.

Table of Contents

Special Note Regarding Forward Looking Information 3
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007 (audited);

Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2008 (unaudited) and for the year ended December 31, 2007;

Unaudited Consolidated Statement of Stockholders Equity as of March 31, 2008 and for the year ended December 31, 2007;

Unaudited Consolidated Statement of Cash Flows for the nine months ended March 31, 2008 (unaudited) and year ended December, 31, 2007; and

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

QUARTERLY REPORT ON FORM 10-Q FOR TERRA MEDIA, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and changes in its financial position from January 1, 2006 through March 31, 2008, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED BALANCE SHEET

   Unaudited

                                                March 31,        December 31,

                                                    2008             2007

   ASSETS

Current Assets

   Cash                                           $  1,295        $ 2,048

   Prepaid corporate taxes                             250            250

                                                    ------           -----

         Total current assets                        1,545          2,298

Property and equipment                               4,629          5,343

Other assets

  Capitalized software costs                        45,000         42,000

                                                   -------         ------

Total assets                                      $ 51,174        $ 49,641

                                                 ========          ======

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

   Accrued expenses                              $ 50,000        $ 50,000

   Officer loan payable                            26,813          26,666

   Payroll taxes payable                            1,868           1,868

                                                  -------          ------

   Total current liabilities                       78,681          78,534

Shareholders' Equity (Deficiency)

   Common stock, $.001 par value;

     Authorized 20,000,000 shares;

     issued and outstanding at

     March 31, 2008 and December 31,

     2007 there are 11,639,500  and

     11,639,500 respectively                       11,640          11,640

   Preferred stock $.001 par value;

     Authorized 5,000,000 shares;

     No shares issued and outstanding                   0               0

   Additional paid-in capital                      374,378        371,378

   Deficit                                        (413,525)      (411,911)

                                                 ---------       --------

 Total shareholders' equity (deficiency)            (27,507)      (28,893)

                                                  ---------      --------

Total liabilities and shareholders'

            equity (deficiency)                    $ 51,174      $ 49,641

                                                  ========       ========

 See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

         Unaudited

       Unaudited

                                    For the         For the         For the period

                                 Three months    three months     from inception

                                Ended March 31,  ended March 31,   (Apr. 7, 2004) to

                                      2008            2007          March 31, 2008

----------------------------------------------------------------------------------

Sales                                   $ -0-     $    0           $    584

Cost of goods sold                      $ -0-          0                195

                                      --------    -------            ------

Gross profit                            $ -0-          0                389

Operating expenses

  Selling, general and

   administrative

   expenses                               900         253            89,185

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                                 276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                                       40,000

  Depreciation expense                     714       714              8,429

                                        -----   --------          ---------

Total operating expenses                 1,614       967            413,914

Loss before provision

 for income taxes                      (1,614)     (967)          (413,525)

Net loss                              $(1,614) $(967)         $(413,525)

                                      =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted                   $ (.00)     $(.01)

                                      =======     ======

Weighted average common

   shares outstanding               11,639,500 11,639,500

                                   ==========  ==========

     See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              Additional                Shareholders'

                          Number of  Capital   Paid-In                      Equity

                           Shares     Stock    Capital          Deficit     Total

                       ------------------------------------------------------------------

Issuance of shares

Of common stock

April 7, 2004            10,000,000 $ 10,000                               $10,000

Sales of shares of

Common stock through

Private placement            25,000       25       $4,975                    5,000

Issuance of shares of

Common stock in

Consideration for

Consulting fees           1,001,500     1,002     199,298                  200,300

Issuance of shares of

Common stock in

Consideration for

Legal fees                  200,000       200      39,800                   40,000

Contributed capital

 Value of capitalized

 Software                                           6,000                    6,000

Contributed capital

  Officer loan converted

  To capital contribution                             118                      118

Net loss for the period

Of inception (April 7,

2004) to December 31,

2004                                                            (249,792)  (249,792)

                        -----------     ------    --------     ---------- --------

Balance

December 31, 2004        11,226,500     11,227     250,191      (249,792)   11,626

Sales of shares of

Common stock through

Private placement            28,000       28        5,572                    5,600

Capital contribution

  Capitalized software

   Costs                                           12,000                   12,000

Issuance of

Common stock in

Consideration for

Consulting fees             380,000       380       75,620                  76,000

Capital contribution

 Cash                                               1,500                    1,500

Net loss for the

Year  ended

December 31, 2005                                                (82,204) (82,204)

                       -----------     -------     -------       ----------  -----

Balance -

 December 31, 2005      11,634,500     $11,635    $344,883      $(331,996) $24,522

Capital contribution

  Capitalized software

Costs                                               12,000                  12,000

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

Net loss for the

year ended

December 31, 2007                                                           (26,864)  (26,864)

                           ----------    --------        -------            --------    -----

Balance-

 December 31, 2007        11,639,500      $11,640      $ 371,378          $(411,911) $(28,893)

Capital contribution

 Capitalized software                                      3,000                        3,000

Net Loss for the three

  Months ended

  March 31, 2008                                                            (1,614)   (1,614)

                        -------------     ---------     ---------          ---------  --------

 Balances

March 31, 2008            11,639,500     $11,640       $374,378           $(413,525)  $(27,507)

                         =========     =======      =======        ========== =======

       See notes to financial statements.

TERRA MEDIA, LTD.

( a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

          Unaudited

             Unaudited

                                    For the         For the         For the period

                                 Three months    three months     from inception

                                Ended March 31,  ended March 31,   (Apr. 7, 2004) to

                                      2008            2007          March 31, 2008

----------------------------------------------------------------------------------

Operating Activities:

 Net loss                            $(1,614)    $(967)            $(413,525)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                             714          714                 8,429

 Common stock issued for

 Consulting services                                                     276,300

Common stock issued for

 Legal services                                                           40,000

 Changes in operating

 assets and liabilities

 Prepaid NJ Corporate

  Taxes                                                                    (250)                Payroll taxes payable                                                     1,868

Accrued liabilities                                                      50,000

Corporate taxes payable

                                    ---------       -------            ---------

Net cash provided by

(used in) operating

 activities                            (900)        (253)             (37,178)

                                      -------       -------            ----------

Investing Activities:

 Purchase of office

  Equipment                                                              (13,058)

                                     ---------     --------             ---------

Net cash used in investing

 activities                                                              (13,058)

                                     ---------    ---------             --------

Financing Activities:

 Officer loan payable                      147       25,700               26,813

Sale of shares of

  Common stock                                                            13,100

 Capital contribution                                                      9,000

 Cash capital

  Contribution                                                             2,618

                                       ------        -------              -------

Net cash provided by

financing activities                      147         25,700              51,531

Net increase (decrease)

 in cash                                 (900)        25,447              1,295

Cash - beginning                        2,048            102                -0-

                                     --------       ----------           ---------

 Cash - end                           $ 1,295       $ 25,549              $1,295

                                     ========       ==========         ==========

Supplemental Information

   Interest paid                         $-0-           $ -0-             $ -0-

   Income taxes paid                     $-0-           $ -0-             $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                                        $276,300

Issuance of shares

Common stock as

Legal fees                                                               $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs                     $3,000            $3,000           $33,000

Office loan reclassed

To contributed capital                                                    $3,918

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

However, the Company has sustained substantial operating losses since inception aggregating $411,911 for the period from inception until December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.  The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 53,000 shares of common stock at $.20 per share aggregating $10,600 and an officer loan of $12,600 and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

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

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through March 31, 2008 was $413,525.

The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies,  competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As of March 31, 2008, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $26,813, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $20,000 in cash to the Company’s operations and the sale of 5,000 shares of common stock at $.50 per share for an aggregate of $2,500.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $413,525.00 for the period from inception April 7, 2004 to March 31, 2008. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes enough software and video educational titles to implement a successful marketing program. Management feels that a total of 16 titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate enough sales to bring the Company to break even. Management has completed five computer software titles relating to the teaching of Basic English for foreign speaking people.  The Company’s planned public offering resulted in the sale of an aggregate of $2,500 or 5,000 shares of common stock. As such the continued operations of the Company will primarily depend the resources of Mr. Monahan and the positive cash flows from profitable operations

In the event a public offering cannot be completed in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations by operating at minimal staffing and relying on the services of the Thomas Monahan to provide the funds and skills required to continue operations and complete the designing and computer programming of the required educational titles and enable the Company to complete its marketing plans.

Since the planned public offering was not successful, management anticipates that it would substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. Mr. Monahan has agreed to provide the additional funds as needed to ensure the continuation of the Company and to provide the programming and technical skills needed to complete the planned software and video titles on CD and DVD formatted disks. There can be no assurance that Mr. Monahan will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats.  There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to March 31, 2008, the Company has capitalized an aggregate of $45,000.  Amortization of software costs for the period from inception, April 7, 2004 to March 31, 2008 was $-0-.

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

Advertising Costs

Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to March 31, 2008 and 2007 in advertising costs totaled $-0-.

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

 1 - Property and Equipment

Property and equipment is summarized as follows:

                                     Estimated

                                     Useful Lives December 31,   March 31,

                                     Years            2007         2008

                                     ------------    -------      --------

Office equipment                       5 - 10        $13,058       $13,058

Less:  Accumulated depreciation                        7,715         8,429

                                                     -------        ------

                                                     $ 5,343       $ 4,629

                                                     =======        ======

Depreciation expense for the three months ended March 31, 2008  and 2007 and for the period from inception (April 7, 2004) to March 31, 2008  is $714, $714 and 8,429 respectively.

2- Related Party Transactions

As of March 31, 2008, Thomas Monahan has advanced the Company through officer loans $26,813.

The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

The Company has accumulated capitalized software development costs at March 31, 2008 of  $45,000 and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

For period from inception, April 7, 2004, to March 31, 2008, the Company had approximately $413,525 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of March 31, 2008  is as follows:

March 31, 2008 ----------- Non-Current Net operating loss carry forwards $ 413,525 Evaluation allowance for deferred tax asset (413,525) ---------- $ -- ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2008 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

Item 2. Management's Discussion and Analysis

 This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended December 31, 2007. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to March 31, 2008 and for the three months ended March 31, 2008, the Company has capitalized an aggregate of $45,000 and $3,000  respectively.  Amortization of software costs for the period from inception, April 7, 2004 to March 31, 2008 and for the three months ended March 31, 2008 are $-0- and $-0- respectively.

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

Plan of Operations

We had sales of $584 during the period from inception April 7, 2004 to March 31, 2008 and $-0- for the three months ended March 31, 2008, the Company has no revenues. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between

During the next year and as we create more titles, we expect to increase our marketing and sales efforts. According to a recent article in Business Week and as a result of various speeches by President Bush concerning the failure of our education system to address our three weaknesses, that being in the areas of mathematics, science and the large percentage of the American population who cannot speak English.

Accordingly, we believe there is a substantial market for easy to use, and comprehensive virtual textbooks on computer. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the education market. Management intends to attend trade shows to promote our products. We also intend to complete the design and programming of our website “learningisbasic.com” to be used to offer and sell our CD and DVD products.  Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and sales until such time as we are able to complete a public offering that is presently ongoing. In addition, our President, Thomas P. Monahan, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers. Such funds will be disbursed on an as needed basis until the Offering closes. Thomas P. Monahan, has advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates are not legally bound to provide funding to us. If Mr. Monahan does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. As of March 31, 2008, Thomas Monahan has advanced an aggregate of $26,813 through officer loans. If we are unable to complete this offering, and we are not able to obtain funding to commence sales and marketing of our product, and Mr. Monahan cannot dedicate the needed time to complete the design and computer programming of additional titles as a result we may be forced to go out of business.

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

Liquidity and Capital Resources

As of March 31, 2008 and December 31, 2007, we had cash of $$1,205 and $2,048 respectively. Our current cash balance as of as of April 30, 2008 is $1,100. As of March 31, 2008, net cash used by operating activities aggregated $(253). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at March 31, 2008 was $77,136 as compared to working capital of December 31, 2007 was $76,236. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2007. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the shares of common stock sold by us pursuant to the Offering will sustain our operations, allow us to complete designated CD and DVD titles and implement our marketing plan. Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2007.

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

*Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2008.

TERRA MEDIA, LTD.

BY: _/s/Thomas P. Monahan___
President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)