Form 10-Q
period 2008-06-30
Terra Media, Ltd.
filed 2008-08-14
CIK 1372523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
_____________
to
____________

Commission File Number:
________________________________

TERRA ENERGY RESOURCES, LTD.
(Formerly TERRA MEDIA, LTD. )
(Exact name of registrant as specified in its character)

Delaware	71-0913458
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

60 Knolls Crescent, Apt. 9M,
Bronx, NY 10463
(973) 768-4181
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerator filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

The Registrant’s common stock outstanding as of June 30, 2008 was 44,694,500 Shares.

QUARTERLY REPORT ON FORM 10-Q FOR

TERRA RESOURCES, LTD. INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and changes in its financial position from January 1, 2008 through June 30, 2008, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED BALANCE SHEET

	Unaudited
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$174	$2,048
Prepaid corporate taxes	250	250
Total current assets	424	2,298

Property and equipment	3,915	5,343

Other assets
Capitalized software costs	48,000	42,000

Total assets	$52,339	$49,641

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued expenses	$50,000	$50,000
Officer loan payable	27,710	26,666
Payroll taxes payable		1,868
Total current liabilities	77,710	78,534

Shareholders' Equity (Deficiency)
Common stock, $.001 par value;
Authorized 100,000,000 shares;
issued and outstanding at
June 30, 2008 and December 31,
2007 there are 44,694,500 and
44,694,500, respectively	44,694	44,694
Preferred stock $.001 par value;
Authorized 5,000,000 shares;
No shares issued and outstanding	0	0
Additional paid-in capital	344,324	338,324
Deficit	(414,389)	(411,911)

Total shareholders' equity (deficiency)	(25,371)	(28,893)
Total liabilities and shareholders'
equity (deficiency)	$52,339	$49,641

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited	Unaudited
	for the		For the	For the period
	Six months		Six months	inception
	Ended June 30,		ended June 30,	(Apr. 7, 2004) to
	2008		2007	June 30, 2008
Sales	$-0	-	$0	$584

Cost of goods sold	$-0	-	0	195

Gross profit	$-0	-	0	389

Operating expenses
Selling, general and
administrative
expenses	1,050		6,712	89,335
Non cash compensation
Issuance of shares of
Common stock for
Consulting expense				276,300
Non cash compensation
Issuance of shares of
Common stock in payment
Legal expense				40,000

Depreciation expense	1,428		1,428	9,143

Total operating expenses	2,478		8,140	414,778

Loss before provision
for income taxes	(2,478)		(8,140)	(414,389)

Net loss	(2,478)		$(8,140)	$(414,389)

Basic and diluted (loss) per
common stock

Net loss per share -
basic and diluted	(.00)		$(.00)

Weighted average common
shares outstanding	44,694,500		44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the		For the
	three months		three months
	Ended June 30,		ended June 30,
	2008		2007

Sales	$-0	-	$0

Cost of goods sold	$-0	-	0

Gross profit	$-0	-	0

Operating expenses
Selling, general and
administrative
expenses	150		6,459
Non cash compensation
Issuance of shares of
Common stock for
Consulting expense
Non cash compensation
Issuance of shares of
Common stock in payment
Legal expense

Depreciation expense	714		714

Total operating expenses	864		7,173

Loss before provision
for income taxes	(864)		(7,173)

Net loss	$(864)		$(7,173)

Basic and diluted (loss) per
common stock

Net loss per share -
basic and diluted	$(.00)		$(.00)

Weighted average common
shares outstanding	44,694,500		44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Shareholders'
	Number of	Capital	Paid -In		Equity
	Shares	Stock	Capital		Deficit Total

Issuance of shares
Of common stock
On April 7, 2004	29,209,400	$29,209	$(19,209)		$10,000
Sales of shares of
Common stock through
Private placement	1,775,000	1,775	$3,225		5,000
Issuance of shares of
Common stock in
Consideration for
Consulting fees	4,970,000	4,970	195,330		200,300
Issuance of shares of
Common stock in
Consideration for
Legal fees	710,000	710	39,290		40,000
Contributed capital
Value of capitalized
Software			6,000		6,000
Contributed capital
Officer loan converted
To capital contribution			118		118
Net loss for the period
Of inception (April 7,
2004) to December 31,
2004				(249,792)	(249,792)

Balance
December 31, 2004	36,664,400	36,664	224,754	(249,792)	11,626

Sales of shares of
Common stock through
Private placement	1,988,000	1,988	3,612		5,600

Capital contribution
Capitalized software
Costs			12,000		12,000
Issuance of
Common stock in
Consideration for
Consulting fees	5,687,100	5,687	70,313		76,000

Capital contribution
Cash			1,500		1,500

Net loss for the
Year ended
December 31, 2005				(82,204)	(82,204)

Balance -

December 31, 2005	44,339,500	$44,339	$312,179	$(331,996)	$24,522

Capital contribution
Capitalized software
Costs			12,000		12,000

Net loss for the
year ended
December 31, 2006				(53,051)	(53,051)

Balance -
December 31, 2006	44,339,500	$44,339	$324,179	$(385,047)	$(16,529)

Capital contribution
Capitalized software			12,000		12,000

Sale of shares of
Common stock	355,000	355	2,145		2,500

Net loss for the
year ended
December 31, 2007				(26,864)	(26,864)

Balance-
December 31, 2007	44,694,500	$44,694	$338,324	$(411,911)	$(28,893)

Capital contribution
Capitalized software			6,000		6,000

Net Loss for the SIX
Months ended
June , 2008				(2,478)	(2,478)

Balances
June 30, 2008	44,694,500	$44,694	$344,324	$(414,389)	$(25,371)

See notes to financial statements.

TERRA RESOURCES, LTD. INC.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited	Unaudited
	For the	For the	For the period
	six months	six months	from inception
	Ended June 30,	ended June 30,	(Apr. 7, 2004) to
	2008	2007	June 30, 2008

Operating Activities:
Net loss	$(2,478)	$(8,140)	$(414,389)

Adjustments to reconcile
net loss to net cash
provided by (used in)
operating activities

Depreciation	1,428	1,428	9,143

Common stock issued for
Consulting services			276,300

Common stock issued for
Legal services			40,000

Changes in operating
assets and liabilities

Prepaid NJ Corporate
Taxes			(250)
Payroll taxes payable	(1,868)	918	-0	-

Accrued liabilities
Corporate taxes payable			50,000

Net cash provided by
(used in) operating
activities	(2,918)	(5,794)	(39,196)

Investing Activities:
Purchase of office
Equipment		(3,915)	(13,058)

Net cash used in investing
Activities		(3,915)	(13,058)

Financing Activities:

Officer loan payable	1,044	11,435	27,710

Sale of shares of
Common stock					13,100
Capital contribution					9,000

Cash capital
Contribution					2,618

Net cash provided by
financing activities	1,044		11,435		52,428

Net increase (decrease)
in cash	(1,874)		1,726		174

Cash - beginning	2,048		102		-0	-

Cash - end	$174		$1,828		$174

Supplemental Information
Interest paid	$-0	-	$-0	-	$-0	-

Income taxes paid	$-0	-	$-0	-	$-0	-

Noncash Transactions:
Issuance of shares of
Common stock as
Consulting fees					$276,300

Issuance of shares
Common stock as
Legal fees					$40,000

Contribution of
Contributed capital-
Capitalized software
Development costs	$6,000		$6,000		$48,000

Office loan reclassed
To contributed capital					$3,918

See notes to financial statement.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - Summary of Significant Accounting Policies

Nature of Operations

     Terra Media, Ltd. (the ”Company”) was formed on February 28, 2001 as a Delaware corporation with 105,000,000 shares of capital stock authorized. Of which 100,000,000 shares are common stock; $.001 par value and 5,000,000 shares are preferred stock; $.001 par value. The Company lay dormant until June 30, 2006 when the Company was reorganized with the contribution of all the shares of common stock of Ding Dong School, Ltd., a company organized under the laws of the State of New Jersey on April 7, 2004. Both companies are controlled by Thomas P. Monahan, President.

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

     However, the Company has sustained substantial operating losses since inception aggregating $411,911 for the period from inception until December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations. The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 3,763,000 shares of common stock at $.003 per share aggregating $10,600 and an officer loan of $12,600 and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500.

Nature of Business

On June 2, 2008, the volume in the Company’s Common Stock was non-existent. By increasing the number of shares of the Company’s Common Stock outstanding without altering the aggregate economic interest in the Company represented by the shares, the Board of Directors believes that the volume in the Company’s trading market will increase and a stable market price of the Common Stock will likely develop at a significantly higher price per share than the Common Stock outstanding before giving effect to the Forward Stock

Split. This may enhance the Company's access to capital and increase the Company's flexibility in responding to anticipated capital requirements.

     In addition he Company is changing its name to “Terra Energy Resources, Ltd.” to reflect the Company’s decision to focus more of its resources on providing energy solutions to the government and consumer markets. The Company will continue to operate its educational software business under the fictitious names “Terra Media”, “Learning is Basic” and “eSchoolRoom”.

On June 2, 2008 the Company amended its Certificate of Incorporation to accomplish the following:

1.	change the name of the Company to Terra Energy Resources, Ltd.;

2.	to increase the authorized capital stock of the Company to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock having a par value of $.001 per share and

3.	Forward stock split of the Company's issued and outstanding shares of Common Stock to 44,694,500 shares.

On June 2, 2008, the 9 shareholders of the Company agreed to contribute various amounts of their shares of common stock aggregating 920,000 to the Company for cancellation.

On June 2, 2008, Thomas Monahan, President, contributed 9,588,600 of his 10,000,000 shares to the Company for cancellation.

On June 2, 2008, Dr. John Swint, Director, contributed 98,400 shares of his 102,500 shares to the Company for cancellation.

On On June 2, 2008, the Company authorized the forward splitting of the Company’s shares of common stock from 629,500 to 44,694,500 shares of common stock.

     The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through June 30, 2008 was $414,389.

     The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

     As of June 30, 2008, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $27,710, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 1,775,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 1,988,000 shares of common stock at $.003 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $20,000 in cash to the Company’s operations and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $414,389.00 for the period from inception April 7, 2004 to June 30, 2008. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

     Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes enough software and video educational titles to implement a successful marketing program. Management feels that a total of 16 titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate enough sales to bring the Company to break even. Management has completed five computer software titles relating to the teaching of Basic English for foreign speaking people. The Company’s planned public offering resulted in the sale of an aggregate of $2,500 or 5,000 shares of common stock. As such the continued operations of the Company will primarily depend the resources of Mr. Monahan and the positive cash flows from profitable operations

     Since the public offering was closed with very minimal proceeds the Company believes that it can continue to run its operations only by operating at minimal staffing and relying on the services of the Thomas Monahan to provide the funds and skills required to continue operations and complete the designing and computer programming of the required educational titles and enable the Company to complete its marketing plans.

     Since the planned public offering closed with very minimal proceeds, management anticipates that it will substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. Mr. Monahan has agreed to provide the additional funds as needed to ensure the continuation of the Company and to provide the programming and technical skills needed to complete the planned software and video titles on CD and DVD formatted disks. There can be no assurance that Mr. Monahan will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats. There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

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

     Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to June 30, 2008, the Company has capitalized an aggregate of $45,000. Amortization of software costs for the period from inception, April 7, 2004 to June 30, 2008 was $-0-.

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

Advertising Costs

     Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to June 30, 2008 and 2007 in advertising costs totaled $-0-.

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

1 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	December 31,	June 30,
	Years	2007	2008

Office equipment	5 - 10	$13,058	$13,058

Less: Accumulated depreciation		7,715	9,143

		$5,343	$3,915

Depreciation expense for the six months ended June 30, 2008 and 2007 and for the period from inception (April 7, 2004) to June 30, 2008 is $1,428, $1,428 and 9,143 respectively.

2- Related Party Transactions

     As of June 30, 2008, Thomas Monahan has advanced the Company through officer loans $27,710.

     The Company occupies office space rent free on a month to month basis at 60 Knolls Crescent, Apartment 9M, Bronx, New York 10463.

     The Company has accumulated capitalized software development costs at June 30, 2008 of $48,000 and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Thomas P. Monahan to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

     For period from inception, April 7, 2004, to June 30, 2008, the Company had approximately $414,389 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of June 30, 2008 is as follows:

June 30,
2008

Non-Current
Net operating loss carry forwards	$414,389

Evaluation allowance for
deferred tax asset	(414,389)

$--

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2008 a valuation allowance for the full amount of the net deferred tax asset was recorded.

5 – Sale of Common Stock

     On April 7, 2004, Ding Dong School, Ltd. issued an aggregate of 29,528,900 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

     As of December 31, 2004, Ding Dong School, Ltd. sold an aggregate of 1,775,000 shares of common stock in consideration for $5,000 or $.003 per share through a private placement to approximately 16 individuals.

     As of December 31, 2004, Ding Dong School, Ltd. issued an aggregate of 710,000 shares of common stock valued at $40,000 or $.056 per share to Mr. Roger Fidler, Esq. in consideration for legal services.

     As of December 31, 2004, Ding Dong School, Ltd. issued an aggregate of 4,970,000 shares of common stock to eight individuals in consideration for educational consulting services valued at $200,300 or $.04 per share relating to the design of educational materials including developing the curriculum and content of the Company’s educational software and video products.

     As of December 31, 2005, Ding Dong School, Ltd. sold an additional 1,988,000 shares of common stock through a private placement to approximately 17 individuals at $.003 per share aggregating $5,600.

     As of December 31, 2005, Ding Dong School, ltd. issued an aggregate of 5,687,100 shares valued at $76,000 or $.013 per share as follows: 5,396,000 shares of common stock each to 5 individuals as payment for translation services of the Company’s software content in Russian, Chinese, Portuguese and Spanish and an aggregate of 291,100 shares to Dr. John Swint in consideration for consulting services relating to development of the Company’s curriculum for the educational courses being developed on CD and DVD formatted disks.

     As of June 15, 2006, the Company issued 44,694,500 to certain Ding Dong School, Ltd. shareholders of record as of December 31, 2005 the Company’s predecessor, in exchange for 44,694,500 Ding Dong School, Ltd. shares, pursuant to the Plan of Share Reorganization, dated June 15, 2006.

As of December 31, 2007, the Company has sold an aggregate of 355,000 shares of common stock for an aggregate of $2,500 at $.007 per share through our Registered offering.

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

Overview

     We are a development stage corporation that creates, produces, publishes, markets and distributes educational and training materials and courses in the form of CDs, DVDs, and downloadable files. The Company will operate mainly through its website, www.eschoolroom.com, where browsers can test the Company’s products. The www.eschoolroom.com website also provides an internet link to the Company’s website, www.learningisbasic.com, where browsers can make their purchase. In addition the Company changed its name to “Terra Resources, Ltd. Inc.” to reflect the Company’s decision to focus more of its resources on providing energy solutions to the government and consumer markets.

On June 2, 2008, the volume in the Company’s Common Stock was non-existent. By increasing the number of shares of the Company’s Common Stock outstanding without altering the aggregate economic interest in the Company represented by the shares, the Board of Directors believes that the volume in the Company’s trading market will increase and a stable market price of the Common Stock will likely develop at a significantly higher price per share than the Common Stock outstanding before giving effect to the Forward Stock

Split. This may enhance the Company's access to capital and increase the Company's flexibility in responding to anticipated capital requirements.

     In addition he Company is changing its name to “Terra Energy Resources, Ltd.” to reflect the Company’s decision to focus more of its resources on providing energy solutions to the government and consumer markets. The Company will continue to operate its educational software business under the fictitious names “Terra Media”, “Learning is Basic” and “eSchoolRoom”.

On June 2, 2008 the Company amended its Certificate of Incorporation to accomplish the following:

1.	change the name of the Company to Terra Energy Resources, Ltd.;

2.	to increase the authorized capital stock of the Company to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock having a par value of $.001 per share and

3.	Forward stock split of the Company's issued and outstanding shares of Common Stock to 44,694,500 shares.

On June 2, 2008, the 9 shareholders of the Company agreed to contribute various amounts of their shares of common stock aggregating 920,000 to the Company for cancellation.

On June 2, 2008, Thomas Monahan, President, contributed 9,588,600 of his 10,000,000 shares to the Company for cancellation.

On June 2, 2008, Dr. John Swint, Director, contributed 98,400 shares of his 102,500 shares to the Company for cancellation.

On On June 2, 2008, the Company authorized the forward splitting of the Company’s shares of common stock from 629,500 to 44,694,500 shares of common stock.

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

     Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to June 30, 2008 and for the six months ended June 30, 2008, the Company has capitalized an aggregate of $48,000 and $6,000 respectively. Amortization of software costs for the period from inception, April 7, 2004 to June 30, 2008 and for the six months ended June 30, 2008 are $-0- and $-0- respectively.

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

Plan of Operations

     We had sales of $584 during the period from inception April 7, 2004 to June 30, 2008 and $-0- for the six months ended June 30, 2008, the Company has no revenues. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between.

On June 2, 2008, the volume in the Company’s Common Stock was non-existent. By increasing the number of shares of the Company’s Common Stock outstanding without altering the aggregate economic interest in the Company represented by the shares, the Board of Directors believes that the volume in the Company’s trading market will increase and a stable market price of the Common Stock will likely develop at a significantly higher price per share than the Common Stock outstanding before giving effect to the Forward Stock Split. This may enhance the Company's access to capital and increase the Company's flexibility in responding to anticipated capital requirements.

     In addition he Company changed its name to “Terra Energy Resources, Ltd.” to reflect the Company’s decision to focus more of its resources on providing energy solutions to the government and consumer markets. The Company will continue to operate its educational software business under the fictitious names “Terra Media”, “Learning is Basic” and “eSchoolRoom”.

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

Liquidity and Capital Resources

     As of June 30, 2008 and December 31, 2007, we had cash of $174 and $2,048 respectively. Our current cash balance as of as of July 31, 2008 is $774. As of June 30, 2008, net cash used by operating activities aggregated $(253). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Thomas P. Monahan to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Thomas P. Monahan, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

     The working capital deficiency at June 30, 2008 was $77,286 as compared to working capital of December 31, 2007 was $76,236. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

BY:   /s/   Thomas P. Monahan
President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)