Form 10-K/A
period 2007-12-31
Terra Media, Ltd.
filed 2008-09-12
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that:  (1) pertain to the  maintenance  of records that,  in reasonable  detail, accurately and fairly reflect the  transactions  and dispositions of our assets; (2) provide reasonable  assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that our receipts and  expenditures  are being made only in accordance with authorizations of its management and directors;  and (3) provide  reasonable  assurance  regarding  prevention  or  timely  detection  of unauthorized  acquisition,  use or  disposition  of our assets that could have a material effect on the financial statements.

Management  recognizes that there are inherent  limitations in the effectiveness of any system of internal  control,  and  accordingly,  even effective  internal control  can  provide  only  reasonable  assurance  with  respect  to  financial statement preparation and may not prevent or detect material  misstatements.  In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the  participation of our Chief Executive Officer and  Chief  Financial  Officer,   management  conducted  an  evaluation  of  the effectiveness  of our  internal  control  over  financial  reporting,  as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission  (COSO).  Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES

We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES

  We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS

We do not have a  functioning  audit  committee  and  outside  directors  on the Company's  Board  of  Directors,  resulting  in  ineffective  oversight  in  the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This  Annual  Report does not include an  attestation  report of our  registered public  accounting  firm regarding  internal  control over financial  reporting.

Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Communications with the Company's Board of Directors

      Any shareholder wishing to send written communications to the Company's Board  of  Directors  may do so by  sending  them in  care  of  Lucy  Singleton, Corporate  Secretary,  at the Company's  principal  executive offices.  All such communications will be forwarded to the intended recipient(s).

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

There were no notifications filed on Form 10-K during the year ended December 31, 2007.

3.1  Articles of Incorporation-Ding Dong School, Ltd.*

3.2  Articles of Incorporation-Terra Media, Ltd.*

3.3  Bylaws- Terra Media, Ltd.*

4.1  Form of certificate evidencing shares of common stock.*

5.1  Opinion of Counsel.*

23.1 Counsel’s Consent to Use Opinion (See 5.1 above).*

23.2 Accountant's Consent to Use Opinion

Filed with 10K/A

31.1 Certification of Thomas P. Monahan

31.2 Certification of Thomas P. Monahan

32.1   Certification of Principal Executive Officer

32.2 Certification of Principal Financial Officer

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

January 29, 2008

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

Date: September 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Thomas P. Monahan _________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: September 12, 2008