Form 10-K/A
period 2007-12-31
Terra Media, Ltd.
filed 2008-10-06
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2007

or

[ } Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From ____________ To ____________

Commission File Number: 000-30781

TERRA ENERGY RESOURCES, LTD.

(formerly known as Terra Media, Ltd.)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

New Control Statement in Place.

At December 31, 2007 and 2006, we had one (1) employee, Mr. Thomas Monahan, our President and Chief Executive Officer. A complete set of internal controls including segregation of duties is not possible in an organization of this size. However, we have implemented control procedures surrounding the maintenance of our accounting and financial systems and the safeguarding of our assets. Further, all transactions entered into outside the normal course of our day-to-day operations must be approved by our Board of Directors.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files and submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by and issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive and financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were not designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and as such were not effective. Management has reached this conclusion due to the failure to include the management’s report on the internal controls over financial reporting in the initial filing of the Form 10-K and the first amendment thereof.  By filing this Amendment management has taken action to ensure that management’s report on the internal controls over financial reporting will be timely filed in the future.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an  evaluation of the effectiveness of our internal control over  financial  reporting,  as of December 31, 2007, the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission  (COSO).  Based on its evaluation under this framework, management concluded that our internal control over financial reporting were not effective as of the Evaluation Date.

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

Filed with 10K/A-1

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

Date: October 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Thomas P. Monahan _________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: October 6, 2008