Form 10-K/A
period 2007-12-31
Terra Media, Ltd.
filed 2008-10-21
CIK 1372523

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

PriceCostco is known for operating an international network of Price Club and Costco wholesale, membership-only warehouse distribution centers. In the physical world, PriceCostco's warehouses present one of the country's largest product category selections to be found under one single roof. PriceCostco is known for carrying top quality national and regional brands, 100 percent guaranteed, at prices consistently below traditional wholesale or retail operations. PriceCostco on-line site offers information about the company as a whole and offers an internet store, which is an on-line version of the PriceCostco mail-order catalog. PriceCostco also accepts CyberCash payments on-line.

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

In light of the fact that Mr. Monahan serves as an accounting consultant to a variety of business, the amount of time which Thomas P. Monahan, our co-director and officer will devote to our business will be limited.  Thus, there exist potential conflicts of interest including, among other things, time and effort with such other business entities.  Currently, Mr. Monahan is not involved in any other entity, which is engaged in a similar business as our Company.  Mr. Monahan will not spend full time operating our Company.  This may cause delays in the implementation of our business plan.

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

Date: October 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/ Thomas P. Monahan _________

  Thomas P. Monahan

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: October 21, 2008