Form 10-Q
period 2008-09-30
Terra Energy Resources, Ltd.
filed 2008-11-14
CIK 1372523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
_____________
to
____________

Commission File Number:
___________000-30781______________

TERRA ENERGY RESOURCES, LTD.
(Formerly TERRA MEDIA, LTD. )
(Exact name of registrant as specified in its character)

Delaware	71-0913458
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

225 Franklin Avenue

Midland Park, NJ 07432

(201) 670-0881
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

The Registrant’s common stock outstanding as of September 30, 2008 was 44,694,500 Shares.

	Table of Contents

Special Note Regarding Forward Looking Information		3

PART I

Item 1.	Financial Statements:

	Consolidated Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007
	(audited);	4

	Unaudited Consolidated Statements of Operations for the nine months ended September 30,
	2008 (unaudited) and for the year ended December 31, 2007;	5

	Unaudited Consolidated Statement of Stockholders Equity as of September 30, 2008 and for
	the year ended December 31, 2007;	6- 7

	Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30,
	2008 (unaudited) and year ended December, 31, 2007; and	8- 9

	Notes to Consolidated Financial Statements	11-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17

Item 3.	Controls and Procedures	23

PART II

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	35

SIGNATURE		35

QUARTERLY REPORT ON FORM 10-Q FOR

TERRA ENERGY RESOURCES, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and changes in its financial position from January 1, 2008 through September 30, 2008, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED BALANCE SHEET

	Unaudited
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$192	$2,048
Prepaid corporate taxes	250	250
Total current assets	442	2,298

Property and equipment	3,201	5,343

Other assets
Capitalized software costs	51,000	42,000

Total assets	$54,643	$49,641

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accrued expenses	$50,000	$50,000
Officer loan payable	28,534	26,666
Payroll taxes payable		1,868
Total current liabilities	78,534	78,534

Shareholders' Equity (Deficiency)
Common stock, $.001 par value;
Authorized 100,000,000 shares;
issued and outstanding at
September 30, 2008 and December 31,
2007 there are 44,694,500 and
44,694,500, respectively	44,694	44,694
Preferred stock $.001 par value;
Authorized 5,000,000 shares;
No shares issued and outstanding	0	0
Additional paid-in capital	347,324	338,324
Deficit	(415,909)	(411,911)

Total shareholders' equity (deficiency)	(23,891)	(28,893)
Total liabilities and shareholders'
equity (deficiency)	$54,643	$49,641

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited	Unaudited
	for the		For the	For the period
	Nine months		Nine months	inception
	Ended September 30,		ended September 30,	(Apr. 7, 2004) to
	2008		2007	September 30, 2008
Sales	$-0	-	$0	$584

Cost of goods sold	$-0	-	0	195

Gross profit	$-0	-	0	389

Operating expenses
Selling, general and
administrative
expenses	1,850		14,336	90,141
Non cash compensation
Issuance of shares of
Common stock for
Consulting expense				276,300
Non cash compensation
Issuance of shares of
Common stock in payment
Legal expense				40,000

Depreciation expense	2,148		2,142	9,857

Total operating expenses	3,998		16,478	416,298

Loss before provision
for income taxes	(3,998)		(16,478)	(415,909)

Net loss	(3,998)		$(16,478)	$(415,909)

Basic and diluted (loss) per
common stock

Net loss per share -
basic and diluted	(.00)		$(.00)

Weighted average common
shares outstanding	44,694,500		44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited		Unaudited
	For the		For the
	three months		three months
	Ended September 30,		ended September 30,
	2008		2007

Sales	$-0	-	$0

Cost of goods sold	$-0	-	0

Gross profit	$-0	-	0

Operating expenses
Selling, general and
administrative
expenses	800		7,624
Non cash compensation
Issuance of shares of
Common stock for
Consulting expense
Non cash compensation
Issuance of shares of
Common stock in payment
Legal expense

Depreciation expense	714		714

Total operating expenses	864		8,338

Loss before provision
for income taxes	(1,514)		(8,338)

Net loss	$(1,514)		$(8,338)

Basic and diluted (loss) per
common stock

Net loss per share -
basic and diluted	$(.00)		$(.00)

Weighted average common
shares outstanding	44,694,500		44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Shareholders'
	Number of	Capital	Paid -In		Equity
	Shares	Stock	Capital		Deficit Total

Issuance of shares
Of common stock
On April 7, 2004	29,209,400	$29,209	$(19,209)		$10,000
Sales of shares of
Common stock through
Private placement	1,775,000	1,775	$3,225		5,000
Issuance of shares of
Common stock in
Consideration for
Consulting fees	4,970,000	4,970	195,330		200,300
Issuance of shares of
Common stock in
Consideration for
Legal fees	710,000	710	39,290		40,000
Contributed capital
Value of capitalized
Software			6,000		6,000
Contributed capital
Officer loan converted
To capital contribution			118		118
Net loss for the period
Of inception (April 7,
2004) to December 31,
2004				(249,792)	(249,792)

Balance
December 31, 2004	36,664,400	36,664	224,754	(249,792)	11,626

Sales of shares of
Common stock through
Private placement	1,988,000	1,988	3,612		5,600

Capital contribution
Capitalized software
Costs			12,000		12,000
Issuance of
Common stock in
Consideration for
Consulting fees	5,687,100	5,687	70,313		76,000

Capital contribution
Cash			1,500		1,500

Net loss for the
Year ended
December 31, 2005				(82,204)	(82,204)

Balance -

December 31, 2005	44,339,500	$44,339	$312,179	$(331,996)	$24,522

Capital contribution
Capitalized software
Costs			12,000		12,000

Net loss for the
year ended
December 31, 2006				(53,051)	(53,051)

Balance -
December 31, 2006	44,339,500	$44,339	$324,179	$(385,047)	$(16,529)

Capital contribution
Capitalized software			12,000		12,000

Sale of shares of
Common stock	355,000	355	2,145		2,500

Net loss for the
year ended
December 31, 2007				(26,864)	(26,864)

Balance-
December 31, 2007	44,694,500	$44,694	$338,324	$(411,911)	$(28,893)

Capital contribution
Capitalized software			9,000		9,000

Net Loss for the nine Months ended

September 30, 2008				(3,998)	(3,998)

Balances
September 30, 2008	44,694,500	$44,694	$347,324	$(415,909)	$(23,891)

See notes to financial statements.

TERRA RESOURCES, LTD. INC.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited	Unaudited
	For the	For the	For the period
	nine months	nine months ended	from inception
	Ended September 30,	September 30,	(Apr. 7, 2004) to
	2008	2007	September 30, 2008

Operating Activities:
Net loss	$(3,998)	$(16,478)	$(415,909)

Adjustments to reconcile
net loss to net cash
provided by (used in)
operating activities

Depreciation	2,148	2,142	9,857

Common stock issued for
Consulting services			276,300

Common stock issued for
Legal services			40,000

Changes in operating
assets and liabilities

Prepaid NJ Corporate
Taxes			(250)
Payroll taxes payable	(1,868))	1,200	-0	_

Accrued liabilities
Corporate taxes payable			50,000

Net cash provided by
(used in) operating
activities	(3,718)	(13,136)	(40,002)

Investing Activities:
Purchase of office
Equipment		(3,915)	(13,058)

Net cash used in investing
Activities		(3,915)	(13,058)

Financing Activities:

Officer loan payable	1,862	18,835	28,534

Sale of shares of
Common stock			2,500		13,100
Capital contribution					9,000

Cash capital
Contribution					2,618

Net cash provided by
financing activities	1,862		21,335		53,252

Net increase (decrease)
in cash	(1,856)		4,284		192

Cash - beginning	2,048		102		-0	-

Cash - end	$192		$4,386		$192

Supplemental Information
Interest paid	$-0	-	$-0	-	$-0	-

Income taxes paid	$-0	-	$-0	-	$-0	-

Noncash Transactions:
Issuance of shares of
Common stock as
Consulting fees					$276,300

Issuance of shares
Common stock as
Legal fees					$40,000

Contribution of
Contributed capital-
Capitalized software
Development costs	$9,000		$9,000		$51,000

Office loan reclassed
To contributed capital					$3,918

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

     However, the Company has sustained substantial operating losses since inception aggregating $411,911 for the period from inception until December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations. The operations of the Company to date have been funded by the Company’s President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 3,763,000 shares of common stock at $.003 per share aggregating $10,600 and an officer loan of $28,534 and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500.

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

     The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through September 30, 2008 was $414,389.

     The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

     As of September 30, 2008, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $27,710, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 1,775,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 1,988,000 shares of common stock at $.003 per share and aggregating $5,600 in cash. In addition, Thomas P. Monahan has contributed and additional $21,868 in cash to the Company’s operations and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $415,909 for the period from inception April 7, 2004 to September 30, 2008. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

     Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes enough software and video educational titles to implement a successful marketing program. Management feels that a total of 16 titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate enough sales to bring the Company to break even. Management has completed five computer software titles relating to the teaching of Basic English for foreign speaking people. The Company’s planned public offering resulted in the sale of an aggregate of $2,500 or 5,000 shares of common stock. As such the continued operations of the Company will primarily depend the resources of Mr. Monahan and the positive cash flows from profitable operations.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to September 30, 2008, the Company has capitalized an aggregate of $51,000. Amortization of software costs for the period from inception, April 7, 2004 to September 30, 2008 was $-0-.

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

Advertising Costs

     Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to September 30, 2008 and 2007 in advertising costs totaled $-0-.

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

1 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	December 31,	September 30,
	Years	2007	2008

Office equipment	5 - 10	$13,058	$13,058

Less: Accumulated depreciation		7,715	9,857

		$5,343	$3,201

Depreciation expense for the nine months ended September 30, 2008 and 2007 and for the period from inception (April 7, 2004) to September 30, 2008 is $2,142, $2,142 and 9,857 respectively.

2- Related Party Transactions

     As of September 30, 2008, Thomas Monahan has advanced the Company through officer loans $28,534.

     The Company occupies office space rent free on a month to month basis at 225 Franklin Avenue, Midland Park, New Jersey.

    The Company has accumulated capitalized software development costs at September 30, 2008 of $51,000 and contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, President.

3- Employment Contracts

The Company is currently negotiating with Catherine Ballonqui to establish an employment contract. No terms of these negotiations have been disclosed.

4 - Deferred Income Taxes

     For period from inception, April 7, 2004, to September 30, 2008, the Company had approximately $415,909 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of September 30, 2008 is as follows:

September 30,
2008

Non-Current
Net operating loss carry forwards	$415,909

Evaluation allowance for
deferred tax asset	(415,909)

$--

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2008 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

6 – Subsequent Events

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Balloqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.  Failure to make the final payment will result in a reversion off control to Mr. Monahan. The total of 29,358,003 shares represents 66% of the outstanding common stock of the Company. Catherine Balloqui used personal funds to purchase the shares of the Company.   As part of the acquisition, and pursuant to the Stock Purchase Agreement the following changes to the Company’s directors and officers have occurred:

o	As of October 23, 2008, Catherine Balloqui was appointed to the Board of Directors of the Company and as the Chief Executive Officer, Principal Financial Officer and Secretary.
o	Thomas P. Monahan then resigned as the Chairman of the Board, Company’s President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer.
o	Also as of October 23, 2008, John Swint resigned as a director of the Company

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

Plan of Operation

     The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under "Risk Factors" and "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements

Overview

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

Events and Uncertainties Critical to Our Business

     We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since our inception. In 2004, we sold an aggregate of $584 in CDs. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business. Our success depends in a large part on our ability to create additional titles to create a catalog of titles to offer and implement a successful marketing and sales plan. While we are currently seeking to hire additional computer programmers and teacher’s to consult with as to educational content there is no guarantee that these efforts will result in any substantial sales. Because of lack of funding, we are unable to hire a dedicated programming and educational consulting team who will devote their efforts to helping us design and create new educational titles in a timely manner.

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

     Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to September 30, 2008 and for the nine  months ended September 30, 2008, the Company has capitalized an aggregate of $51,000 and $9,000 respectively. Amortization of software costs for the period from inception, April 7, 2004 to September 30, 2008 and for the nine months ended September 30, 2008 are $-0- and $-0- respectively.

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

Plan of Operations

We had sales of $584 during the period from inception April 7, 2004 to September 30, 2008 and $-0- for the nine months ended September 30, 2008, the Company has no revenues. The main reason for the decrease was that we were reorganizing and that we expect to creating new titles and redesigning our products and did not have adequate funding divide our time between.

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

Liquidity and Capital Resources

     As of September 30, 2008 and December 31, 2007, we had cash of $192 and $2,048 respectively. Our current cash balance as of as of November 6, 2008 is $120. As of September 30, 2008, net cash used by operating activities aggregated $(3,718). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Catherine Ballonqui to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. Our President, Catherine Ballonqui, has indicated his preparedness to fund our business until we are able to complete this offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

     The working capital deficiency at September 30, 2008 was $78,092 as compared to working capital of December 31, 2007 was $76,236. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

As of December 31, 2004, the Company has issued an aggregate of 1,001,500 shares of common stock to eight individuals in consideration for educational consulting services valued at $200,300 or $.20 per share On April 7, 2004, Terra Media, Ltd. issued an aggregate of 10,000,000 shares of common stock valued at $.001 per share to Thomas Monahan, President in consideration for cash of $1,000 and made payments of company expenses aggregating $9,000.

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

As of December 31, 2004, the Company has issued an aggregate of 200,000 shares of common stock valued at $40,000 or $.20 per share to Mr. Roger Fidler, Esq. in consideration for legal services relating to the design of educational materials including developing the curriculum and content of the Company’s educational software and video products.

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

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Balloqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.  Failure to make the final payment will result in a reversion off control to Mr. Monahan.   The total of 29,358,003 shares represents 66% of the outstanding common stock of the Company. Catherine Balloqui used personal funds to purchase the shares of the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2007.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed one Form 8-K during the fourth quarter of 2008 on October 23, 2008.

Exhibit No.

Description

	3.1	Certifications.

	3.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	4.1 Form of certificate evidencing shares of common stock.

* Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report upon Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of  November, 2008.

TERRA ENERGY RESOURCES, LTD.

BY:   /s/   Catherine Ballonqui
Catherine Ballanqui, President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)