Form 10-K
period 2008-12-31
Terra Energy Resources, Ltd.
filed 2009-04-15
CIK 1372523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2008

or

[ } Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From ____________ To ____________

Commission File Number: 000-30781

TERRA ENERGY RESOURCES, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	71-0913458
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

17/6 Bell Lane
Gibraltar	N/A
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: 011-35055027643

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes X No o

State issuer’s revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (15,336,497) computed by reference to the price at which the common equity was sold, or the average bid ($0.42)and ask ($1.00) price of such common equity ($.71), as of a specified date within the past 60 days: As at April 6, 2009, at $0.71 per share the aggregate value was $10,888,912.87.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock	44,694,500 Shares
$0.001 Par Value	(Outstanding on April 6, 2009)

Transitional Small Business Disclosure Format (check one):

Yes: o   No: X

INDEX TO FORM 10-KSB

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) Business Development

Initially, our Company was incorporated on April 7, 2004, as a New Jersey corporation under the name, Ding Dong School, Ltd.  On June 15, 2006, we reorganized the Company into Terra Media, Ltd., a pre-existing Delaware Corporation pursuant to a Plan of Share Exchange And Reorganization (the “Plan”) dated June 15, 2006. Terra Media, Ltd. was incorporated on February 28, 2001 and its name was changed to Terra Energy Resources, Ltd (“Terra” or the “Company”) by amendment to the Certificate of Incorporation in 2008. Ding Dong remains as a wholly owned subsidiary of Terra. Catherine Balloqui, a citizen of Gibraltar who purchased control of the company in 2008, is the sole Director of both companies.

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

(B) Business of Terra Energy Resources, Ltd.

General

 We are a development stage corporation.  We were initially formed to produce and market educational courses on CD and DVD formatted disks, and through our website with the registered domain name of eschoolroom.com.  On April 7, 2009 we sold the intellectual property consisting of a copyright and a trademark to Thomas Monahan, former director and former controlling shareholder of the Company, for the sum of $100.

The new business of the Company is the acquisition of mineral rights. Our first such acquisition was the sublease of a small coal lease in Leslie County, Kentucky, on December 22, 2008.  A preliminary permit application has been filed by our sub-lessor, Lost Creek Land & Mineral Company (“Lost Creek”), a Kentucky corporation. We intend to exploit this lease by having the property mined by a contract miner and Lost Creek has assumed the responsibility for hiring such a mining contractor. We expect the final permit to issue late in 2009 and mining to commence in the Spring of 2010.  In the meantime we intend to lease other, presently unidentified, mining properties.

Since our inception, we have incurred losses and we expect to incur losses for the foreseeable future. For the fiscal years ended December 31, 2007 and 2008, we incurred net losses of $30,414 and $4,856, respectively. As a result of the foregoing, our independent auditors, in their report covering our financial statements for the year ended December 31, 2008, stated that our financial statements were prepared assuming that we would continue as a going concern.

Our principal executive offices are located at 17/6 Bell Lane in Gibraltar. Our telephone number is 011-35055027643.  The Company intends to open new principal offices in the United States as soon as mining operations commence, probably in the Spring of 2010.

Competition

We have competition in every area of our existing and proposed businesses from other companies that have set much greater resources, operating experience, properties and personnel.

Amongst the competitors is The Peabody Coal Company, ("Peabody"), the largest private coal company in the world. Reports indicate that Peabody’s sales were about $6.59 billion in 2008, on sales of 225 million tons of coal.

Another competitor is Massey Energy, a major Central Appalachian Mountain coal company having revenue of about $2.56 billion in 2008 on sales of 41 million tons of coal.

Products

Our end product is coal.  Due to the preliminary stage of our operations we do not know what segment of the coal market we will be addressing. That is we do not have test results that would indicate what grade of coal is present in our leased property. We expect to develop such information by June of 2009.

Marketing and Sales

We plan to sell our coal through brokers and not directly to end users until we are a much larger operation than is currently forseeable.  We would thus not be receiving the best net price for our coal.

Mining Method

We are using what has been referred to as area mining, strip mining or mountaintop removal. By any name it is the method where the overburden is removed from the coal seam using heavy equipment such as bulldozers, front loaders and/or drag-lines, and the coal is mined and the overburden is replaced and vegetation is planted to return the property to a somewhat similar state as it was found prior to the mining.

Employees

As of December 31, 2008 we had 1 full-time employee. Our success is highly dependent on our ability to attract and retain qualified personnel who can manage property acquisition, fund-raising and supervise our mining contractor(s). To date, we have not needed such personnel due to the early stage of our development, but such persons will have to be attracted during the coming year.  There is no assurance that we will be successful attracting such personnel. Our employee is not subject to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks relating to our Business

1.

As a start-up or development stage company, an investment in the Company is considered a high risk investment whereby you could lose your entire investment.

We have just commenced operations and, therefore, we are considered a “start-up” or “development stage” company.  We have never owned and/or operated a business acquiring coal leases, mining or selling coal.  We will incur significant expenses in order to implement our business plan.  As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses.  We cannot assure you that our proposed business plan as described in this report will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment

2.

We have a history of losses since our inception which may continue and cause investors to lose their entire investment.

We incurred net losses of $4,856 for the year ended December 31, 2007 and $416,767 for the period from inception, April 7, 2004 to December 31, 2008, respectively. As of December 31, 2007 we have a working capital deficit of $79,816. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

3.

Our working capital is limited and we will likely need to complete this offering in order to fully implement our business.

We have limited working capital on hand. Our ability to commence and continue operations and operate as a going concern is wholly contingent on the successful completion of this offering, our ability to borrow funds from Catherine Balloqui, President of the Company, and unrelated third parties, and the receipt of proceeds from the sale of our coal on commencement of operation.  If adequate funds are not available, we may not be able to fund our expansion, take advantage of acquisition opportunities, develop or enhance products or services or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. As of this date, we have generated no income and there can be no assurance that any such income will be forthcoming in the future.

4.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and which may force us to cease operations.

In their report dated January 29, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

5.

The loss of Catherine Balloqui, the President and Director of our Company, or our inability to attract and retain qualified personnel could significantly disrupt our business.

We are wholly dependent, at present, on the personal efforts and abilities of Catherine Balloqui, President and Director. The loss of services of Ms. Balloqui will disrupt, if not stop, our operations. In addition, our success will depend on our ability to attract and retain highly motivated, well-educated specialists to our staff. Our inability to recruit and retain such individuals may delay implementing and conducting our business, and or result in high employee turnover, which could have a materially adverse effect on our business or results of operations once commenced. There is no assurance that personnel of the caliber that we require will be available.

6.

We expect to incur losses in the future and, as a result, the value of our shares and our ability to raise additional capital may be negatively affected.

There is no assurance that our operations will initiate a successful profitable enterprise. As a result of our extremely limited operating history as well as the very challenging economic environment of the market addressed by us, we have neither internal nor industry-based historical financial data for any significant period of time upon which to base planned operating revenues and expenses. We expect to incur losses during our first year of operation. We are also likely to experience significant fluctuations in quarterly operating results caused by many factors, including the rate of growth, usage and acceptance of coal, changes in the demand for coal, competitive disadvantages due to size  and stage of operations, delays in the commencement of mining, unpredictable fluctuations in the local coal market or prices paid at the railhead, our ability to attract, retain and motivate qualified personnel, changes in the mix of products and services sold, changes in foreign trade policies, changes in foreign currency exchange rates and changes in general economic conditions. We are attempting to expand our ownership of coal leases. There also may be other factors that significantly affect our quarterly results which are difficult to predict given our limited operating history, such as seasonality and the fluctuation in the price paid for coal at the nearest points of sale and delivery. As a mining business, we expect to operate with little or no backlog. As a result, quarterly sales and operating results depend generally on the price point for coal and the ability of the Company to physically mine the coal, all of which are difficult to forecast. Our expense levels are based in part on our expectations as to future acquisitions and sales, which, given our limited operating history, are also extremely difficult to predict. Our expense levels are, to a large extent fixed, and it will be difficult for us to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in production in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition, which could be material. Due to all of the foregoing factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.

We plan to use any revenues received to make further acquisitions. Many of the expenses associated with these activities (for example, costs associated with hiring professional consultants for site evaluation and exploratory costs in general, comprising drilling and testing) are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset unexpected revenue shortfalls. If so, our operational results will suffer.

7.

Because we have no operating history, we may not be able to successfully manage our business or achieve profitability and it will be difficult for you to evaluate an investment in our stock and you may lose your entire investment.

Terra was formed in Delaware, on April 28, 2001.  We have had no operational history since inception. The market for coal fluctuates greatly.  Our prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the resource markets. In order to be successful, we must, among other things, attract, retain and motivate qualified customers to view the Company’s website, successfully implement our Internet marketing  programs,  respond to competitive developments and successfully expand our internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. There is, therefore, nothing at this time on which to base an assumption that our business will prove successful, and there is no assurance that it will be able to operate profitably if or when operations commence. You may lose your entire investment due to our lack of experience.

8.

Our industry is highly competitive and we may not have the resources to compete effectively and be profitable, and as a result, you may lose your entire investment.

The markets for our products and services are large and occupied by several large companies and many smaller companies that are each larger than us. Since the markets fluctuate widely there is an additional advantage to the companies that can new, intensely competitive, evolving quickly and subject to rapid technological change. We expect competition to persist, increase and intensify in the future as the markets for our product continue to develop and as additional companies enter each of its markets. We are aware of a few major coal producers as well as smaller entrepreneurial companies that are focusing significant resources on developing and marketing product that will compete with our product. Intense price competition may develop in our markets. We face competition in the overall coal market, as well as in each of the market segments where our product may compete, e.g. the metallurgical coal market. We have multiple competitors for each of our potential products. Many of our current and potential competitors in each of its markets have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and developed customer base than us.  We do not believe our markets will support the increasing number of competitors. There can be no assurance that we will be able to compete effectively with current and future competitors. See "Competition" under the heading of “Business.”

9.

We depend on coal being utilized using one or a few technologies; and the advent of new technologies may attract customers jeopardizing our business prospects.

We intend to produce coal.  Coal has been under attack because it produces carbon dioxide, a green house gas.  If technologies develop that are preferred either by customers or are mandated through government regulations, coal may become subject to numerous types of regulation that may adversely impact our business.

10.

Our growth depends upon the continued acceptance and growth of the coal amrket, and if such growth does not continue, our prospects could be materially adversely affected.

Use of coal has been a growth industry until the recent economic recession. Our growth is dependent upon the widespread acceptance and use of coal. If acceptance and growth of coal as an energy source does not occur, our business could be materially adversely affected.

11.

Catherine Balloqui will continue to influence matters affecting our Company after this offering, which may conflict with your interests.

Catherine Balloqui, the sole director and officer of our Company will beneficially own approximately 73.3% of the outstanding shares of common stock of our Company if all of the shares in the offering are sold. Ms. Balloqui will continue to influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to the certificate of incorporation and the by-laws, and the approval of significant corporate transactions. This consolidation of voting power could also delay, deter or prevent a change-in-control of the Company that might be otherwise beneficial to stockholders.

12.   You will not receive dividend income from an investment in the shares and as a result, you may never see a return on your investment.

      We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain any future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities. As we do not intend to declare dividends in the future you may never see a return on your investment and you indeed may lose your entire investment.

13.  Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

29,357,003 of the 44,694,000 Shares of Common Stock presently issued and outstanding as of the date hereof are “restricted securities” as that term is defined under the Securities Act of 1933, as amended, (the “Securities Act”) and in the future may be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Securities Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of one year may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent of the Company's outstanding Common Stock every three months. Sales of unrestricted shares held by our affiliates are also subject to the same limitation upon the number of shares that may be sold in any three month period. If all the shares offered herein are sold, the holders of the restricted shares may each sell 293,570 shares during any three month period after October 23, 2009. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of sections 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Securities Exchange Act”) or of Rule 15c2-11 thereunder. Rule 144 also permits the termination of certain restrictions on sales of restricted securities by persons who were not affiliates of the Company at the time of the sale and have not been affiliates in the preceding three (3) months. Such persons must satisfy a one year holding period. There is no limitation on such sales and there is no requirement regarding adequate current public information. Investors should be aware that sales under Rule 144, or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of our securities in any market which may develop for such shares.

14.

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

15.

We may need and be unable to obtain additional funding on satisfactory terms, which could dilute our shareholders or impose burdensome financial restrictions on our business.

      Unforeseeable circumstances may occur which could compel us to seek additional funds. Furthermore, future events, including the problems, delays, expenses and other difficulties frequently encountered by start-up companies may lead to cost increases that could force us to raise funding and we may have to borrow or otherwise raise additional funds to accomplish such objectives. We may seek additional sources of capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Our inability to raise additional equity capital or borrow funds required to affect our business plan, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require us to pay significant amounts of interest and principal payments, reducing the resources available to us to expand our existing businesses. Some types of equity financing may be highly dilutive to our stockholders' interest in our assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility.

16.

The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws could have a material adverse effect on us.

We are subject to direct regulation by the regulatory agencies of the State of Kentucky and the Federal government with respect to our proposed mining operations. We are qualified to do business in only two states, and failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to qualify.  Any such new  legislation or regulation,  the application of laws and regulations  from jurisdictions  whose laws do not currently  apply to our  business,  or the  application of existing laws could have a material adverse effect on us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

In 2008 and 2007, the Company did not have any rent commitments or expense.  We maintain our principal office at 17/6 Bell Lane, Gibraltar, the residence of our President in which he provides about 100 square feet of office space without rent.

ITEM 3. LEGAL PROCEEDINGS

On April 13, 2009, Lost Creek received notice that the lessor, Betty Couch, was asserting breaches of the Coal Lease that underlies and controls the sublease which the Company has with Lost Creek.  It is the intention of the Company to assert all defenses and to vigorously defend its rights to subleased seam. However, an adverse determination in this matter could adversely and negatively affect the Company’s business.  Due to the very recent assertion of the breaches, it is too early to determine the merit of those asserted breaches.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 2008 to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) Market Information

The Company has a limited trading market. Our common stock is quoted on the NASDAQ Bulletin Board. The stock last traded on March 16, 2009 at $0.77 and the best bid and ask price were $0.42 and $1.00, respectively, on April 13, 2009 as reported on pinksheets.com. The following are the high and low bid prices for those calendar quarters in 2008 during which quotes for our common stock were made subsequent to our listing to trade.

2008

High

  Low

Fourth Quarter

$0.77  $0.50

Third Quarter

$24.00 $0.15

Second Quarter

$8.00  $5.00

(B) Holders

As of December 31, 2008, there were approximately 44 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street name.”

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

(D) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(E) Unregistered Sales of Equity Securities

The following sales of unregistered equity securities were made since the end of the fiscal year ended December 31, 2006, giving effect to forward splits:

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

Overview

We are a development stage corporation that acquires coal leases. Our Company, Terra Energy Resources, Ltd., formerly Terra Media, Ltd., a Delaware corporation, was formed on February 28, 2001 to engage in the sale of CD’s and later, in the development of educational software. A share exchange agreement, effective as of June 15, 2006, was executed by and between Ding Dong School and the Company, wherein the shareholders of Ding Dong School exchanged their shares with shares of the Company.

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

Events and Uncertainties Critical to Our Business

We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since our inception. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. There is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business. Our success depends in a large part on our ability to acquire and successfully exploit coal leases. While we are currently seeking to acquire such leases and exploit one that we have obtained there is no guarantee that these efforts will result in any substantial sales. Because of lack of funding, we are unable to currently pay market prices for coal leases and thus are compelled to look for additional financing. There can be no assurance that such financing will be obtained and the failure to obtain such financing will materially and adversely affect our business.

If we are able to obtain funding to become fully operational, there is no guarantee that we will be able to find coal leases and the personnel who will be able to work closely with us to help locate and exploit such leases and acquire others.

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

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

Seasonality of Business

We expect to be subject to some seasonal fluctuations in its operating results, with revenues in fall and winter months, from October through March, expected to be higher because of local demand for heating coal.

Plan of Operations

We had sales of $-0- during the year ended December 31, 2005 and $-0- for the year ended December 31, 2006 and $-0-for the year ended December 31, 2007 and $-0- for the year ended December 31, 2008. The main reason for lack of sales was that we were reorganizing the Company and have no permitted leases that would allow mining.

During the next year we expect to increase our coal leases and may be able to produce small revenues, although most likely mining will commence in 2010.

Management estimates that it will cost us approximately $500,000 to acquire leases and meet permitting costs during 2009. At present costs of operations has been, and if necessary will continue to be, funded by our sole officer and director until such time as we are able to complete a private placement. There are no formal or written agreements with respect to the advance of funds to us by our officer. Such funds will be disbursed on an as needed basis until the financing is raised. Catherine Balloqui has advanced funds to us to cover the costs associated with the acquisition of our sole lease Our officers, directors and affiliates are not legally bound to provide funding to us. If Ms. Balloqui does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us and to acquire leases, pay permitting and mining costs and as a result we may be forced to go out of business.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $36, as compared to $2,048 at December 31, 2007. Our current cash balance as of as of March 31, 2009 is $50. As of December 31, 2008, net cash used by operating activities aggregated $(3,783). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Catherine Balloqui to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our sole officer and director does not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at December 31, 2008 was a deficit $128,236 as compared to negative working capital of $76,236 at December 31, 2007. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

As of December 31, 2004, the Company has been funded through the resources of management through the contributions of cash from the Company’s President, aggregating $1,118, the payment of expenses by Thomas P. Monahan aggregating $9,000, and through the sale of 25,000 shares of common stock for a cash consideration of $5,000. As of December 31, 2005, the Company has sold an additional 28,000 shares of common stock at $.20 per share and aggregating $5,600 in cash. In addition, Mr. Monahan has contributed and additional $1,500 in cash to the Company’s operations and has advanced the Company an aggregate of $1,165 as of December 31, 2006. As of December 31, 2007, we were funded through the sale of an additional 5,000 shares of common stock aggregating $2,500 and officer loans aggregating $30,246. As of December 31, 2008, we had a working capital deficit of $128,236. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds of officer loans will sustain our operations, allow us to raise funding to secure coal leases and exploit them.

Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES:  We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and directors of the corporation:

Name

Age

Title

Catherine Balloqui

60

President, Director

Chief Financial Officer

Secretary

Catherine Balloqui was appointed as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer, Principal Financial Officer and Secretary, each as of October 23, 2008.

Ms. Balloqui began her career working in the gaming industry in risk analysis for Victor Chandler Internet gaming company from 1995 to 1999. She worked in private banking for Lombard Odier attending to banking requirements in the corporate sector including portfolio management, liasing with traders and was involved in investment property acquisitions and disposals, including capital allowances and valuation calculations. From 2003 to 2005 Ms. Balloqui was a portfolio manager for the European Investment Group Limited and from 2005 to the date of this report she has been self-employed dealing with a group of private clients as their portfolio manager and trading as PIG Limited, a private investment group.

She attended Middlesex University for two years studying business management.

The term of office of each director is one year or until his or her successor is elected at the annual meeting of our Company and qualified.  The term of office for each officer of the Company is at the pleasure of the board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our directors and officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Our personnel generally prepare these reports on the basis of information obtained from each director and officer, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all reports filed. To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our directors, officers and 10% or greater stockholders during our fiscal year ended December 31, 2008 were filed on time.

Audit Committee

We do not have an Audit Committee comprised of independent directors. Catherine Balloqui is our President, Chief Executive Officer and one of two directors. In that capacity, Mr. Vincent performs the functions of a typical Audit Committee. Mr. Vincent has been determined to be a financial expert.

Indebtedness of Directors and Executive Officers

      None of our directors or officers or their respective associates  or affiliates is indebted to us.

Family Relationships

      There are no family relationships among our directors or executive officers.

Compensation Committee

      The Company does not maintain a standing Compensation Committee.  Due to the Company's small size at this point in time, the Board of Directors has not established a separate compensation committee.  All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.  During fiscal 2008, no executive officer received any compensation from the Company.

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

      The Board of Directors will consider qualified nominees recommended by shareholders.  Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Terra Energy Resources, 17/6 Bell Lane, Gibraltar.  The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

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

Shareholder Communications with the Company's Board of Directors

      Any shareholder wishing to send written communications to the Company's Board  of  Directors  may do so by  sending  them in  care  of  Catherine Balloquin, Corporate  Secretary,  at the Company's  principal  executive offices.  All such communications will be forwarded to the intended recipient(s).

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s employees who may be hired from time to time, including its President and Chief Executive Officer and its accounting personnel. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person, addressed to the Company’s Chief Executive Officer at Terra Energy Resources, Ltd., 17/6 Bell Lane, Gibraltar. A copy of this code of ethics is attached by incorporation by reference to this Annual Report on Form 10-K as exhibit 14 to the Form 10-K filed for the year ended December 31, 2007. The Company will post a copy of this code of ethics on its corporate website when such a web site is established.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation we paid to our chief executive officer in 2006 and 2005 (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

             Long Term Compensation

		Annual Compensation			Awards	Payouts
NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION($)	SECURITIES RESTRICTED STOCK AWARDS(s) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPEN- SATION($)
CATHERINE BALLOQUI, PRESIDENT, SECRETARY,	2007	0	0	0	0	0	0	0
DIRECTOR	2008	0	0	0	20,000 (1)	0	0	0

No options or SARs were granted to the named executive officers during fiscal year ended December 31, 2008.

Aggregated Option Exercise for the fiscal years ended December 31, 2008, 2007 and Fiscal Year-End Option Values - None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

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

Employment Contracts

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND DIRECTOR INDEPENDENCE

The following table sets forth certain information as of March 31, 2007 with respect to beneficial ownership of our common stock by (i) each person we know to own beneficially more than 5% of our outstanding common stock; (ii) each director and named executive officer; and (iii) all directors and named executive officers as a group. The percentages in the last column are based on 44,694,500 shares of common stock outstanding on March 31, 2009. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For the purposes of this table, beneficial ownership is determined in accordance with the federal securities laws and regulations; inclusion in the table of shares not owned directly by the named director or executive officer does not constitute an admission that such shares are beneficially owned by the director or officer for any other purpose.

Security Ownership of Certain Beneficial Owners.

The following table sets forth the security and beneficial ownership for each class of our equity securities and for any person who is known to the beneficial owners of more than five percent (5%) of our outstanding common stock.

Title of                           No. of     Nature of     Current

Class        Name & Address        Shares     Ownership     % Owned

________     ______________        ______     _________     _______

Common       Catherine Balloqui   29,358,003  Record         65.7%

             17/6 Bell Lane

             Gibraltar

(b)   Security Ownership of Officers and Directors.

The following table sets forth the ownership for each class of our equity securities owned beneficially and of record by all directors and officers.

Title of                        No. of       Nature of    Current

Class     Name & Address        Shares       Ownership    % Owned

________ _________________    __________    _________    ________

Common       Catherine Balloqui   29,358,003  Record         65.7%

             17/6 Bell Lane

             Gibraltar

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees billed by Drakeford & Drakeford LLC for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007 were approximately $3,000 and $3,000.

Audit-Related Fees

There were no other fees billed by Drakeford & Drakeford LLC during the last three fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Audit Committee Pre-Approval

Ms. Catherine Balloqui is the sole director of Terra Energy Resources, Ltd. As such, she has the authority to approve 100% of audit, accounting and tax services and none of the fees were approved by an independent audit committee.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

There were no notifications filed on Form 8-K during the year ended December 31, 2007.

3.1  Articles of Incorporation-Ding Dong School, Ltd.*

3.2  Articles of Incorporation-Terra Media, Ltd.*

3.3  Bylaws- Terra Media, Ltd.*

4.1  Form of certificate evidencing shares of common stock.*

* Incorporated by Reference

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

                                                                                                Page

                                                                                                ----

Item 1 Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet as of December 31, 2008 and 2007

         Consolidated Statements of Operations for the years ended December 31, 2008 and 2007  and for the period from inception (April 7, 2004) to December 31, 2008

         Consolidated Statements of Changes in Stockholders' Equity  for the period from inception (April 7, 2004) to December 31, 2008

         Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007  and for the period from inception (April 7, 2004) to December 31, 2008

         Notes to Consolidated Financial Statements

            DRAKEFORD & DRAKEFORD, LLC

 NEW YORK, NEW YORK

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Terra Energy Resources, Ltd. (a development stage company)

We have audited the consolidated balance sheet of Terra Energy Resources, Ltd. (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2008 and 2007,  and for the period from inception (April 7, 2004) to December 31, 2008. Terra Energy Resources, Ltd’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Energy Resources, Ltd., (a development stage company) as of December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (April 7, 2004) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Terra Media, Ltd (a development stage company) will continue as a going concern. As more fully described in Note 1, the company has incurred operating losses since the date of organization and requires additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Terra Energy Resources, Ltd. to continue as a going concern.

S/Drakeford & Drakeford, LLC

New York, New York

January, 29, 2009

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$36	$2,048
Prepaid corporate taxes	250	250
Total current assets	286	2,298

Property and equipment	2,487	5,343

Other assets
Coal lease	50,000
Capitalized software costs	54,000	42,000

Total assets	$106,773	$49,641

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities Bank overdraft	$85
Accrued expenses	50,000	$50,000
Officer loan payable	78,437	26,666
Payroll taxes payable		1,868
Total current liabilities	128,522	78,534

Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 100,000; issued and outstanding at December 31, 2008 and 2007 44,694,500 and 44,694,500 respectively	44,694	44,694

Preferred stock $.001 par value; Authorized 5,000,000. No shares issued and outstanding
Additional paid-in capital	350,324	338,324
Deficit accumulated during the development stage	(416,767)	(411,911)

Total shareholders' equity (deficiency)	(21,749)	(28,893)
Total liabilities and shareholders'
equity (deficiency)	$106,773	$49,641

See notes to financial statements.

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the       For the         For the period

                      Year ended    Year ended        from inception

                      December 31,  December 31,   (Apr. 7, 2004) to

                           2008       2007          December 31, 2008

-----------------------------------------------------------------------

Sales                      $ -0-     $  -0-           $    584

Cost of goods sold         $ -0-        -0-                195

                         --------    -------            ------

Gross profit               $ -0-        -0-                389

Operating expenses

  Selling, general and

   administrative

   expenses                 2,000     27,588            90,285

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                    276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                          40,000

  Depreciation expense       2,856     2,856            10,571

                            -----    --------          ---------

Total operating expenses     4,856    30,414           417,156

Loss before provision

 for income taxes         (4,856)   (30,414)         (416,767)

Net loss                 $(4,856)  $(30,414)        $(416,767)

                          =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net loss per share -

   basic and diluted        $ (.00)   $(.00)

                           =======     ======

Weighted average common

   shares outstanding    44,694,000  44,694,000

                         ========== ==========

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the         For the         For the period

                         Year ended        year ended       from inception

                        December 31,      December 31,  (Apr. 7, 2004) to

                           2008            2007          December 31, 2008

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $(4.856)          $(30,414)        $(416,767)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                 2,856              2,856            10,571

 Common stock issued for

 Consulting services                                             276,300

Common stock issued for

 Legal services                                                   40,000

 Changes in operating

 assets and liabilities

Bank overdraft                  85                                    85

 Prepaid NJ Corporate

  Taxes                                                            (250)

 Payroll taxes payable       (1,868)            1,868                -0-

Accrued liabilities                                               50,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                  (3,783)         (25,690)            (40,061)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Coal lease                (50,000)

    (50,000)

  Equipment                                   (3,915)           (13,058)

                            ---------     -----------          ---------

Net cash used in investing

 activities                 (50,000)           (3,915)           (63,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable        51,771             29,051            78,437

Sale of shares of  Common stock                  2,500         13,100

Capital contribution                                            9,000

 Cash capital

  Contribution                                                  2,618

                                 ------        -------        -------

Net cash provided by

financing activities            51,771         31,551         103,155

Net increase (decrease)

 in cash                       (2,012)            1,976            36

Cash - beginning                2,048               102         -0-

                                 --------       --------     ---------

 Cash - end                        36           $ 2,048       $   36

                                ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs              $12,000         $12,000       $54,000

Office loan reclassed

To contributed capital                                         $3,918

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Shareholders'
	Number of	Capital	Paid -In		Equity
	Shares	Stock	Capital		Deficit Total

Issuance of shares
Of common stock
On April 7, 2004	29,209,400	$29,209	$(19,209)		$10,000
Sales of shares of
Common stock through
Private placement	1,775,000	1,775	$3,225		5,000
Issuance of shares of
Common stock in
Consideration for
Consulting fees	4,970,000	4,970	195,330		200,300
Issuance of shares of
Common stock in
Consideration for
Legal fees	710,000	710	39,290		40,000
Contributed capital
Value of capitalized
Software			6,000		6,000
Contributed capital
Officer loan converted
To capital contribution			118		118
Net loss for the period
Of inception (April 7,
2004) to December 31,
2004				(249,792)	(249,792)

Balance
December 31, 2004	36,664,400	36,664	224,754	(249,792)	11,626

Sales of shares of
Common stock through
Private placement	1,988,000	1,988	3,612		5,600

Capital contribution
Capitalized software
Costs			12,000		12,000
Issuance of
Common stock in
Consideration for
Consulting fees	5,687,100	5,687	70,313		76,000

Capital contribution
Cash			1,500		1,500

Net loss for the
Year ended
December 31, 2005				(82,204)	(82,204)

Balance -

December 31, 2005	44,339,500	$44,339	$312,179	$(331,996)	$24,522

Capital contribution
Capitalized software
Costs			12,000		12,000

Net loss for the
year ended
December 31, 2006				(53,051)	(53,051)

Balance -
December 31, 2006	44,339,500	$44,339	$324,179	$(385,047)	$(16,529)

Capital contribution
Capitalized software			12,000		12,000

Sale of shares of
Common stock	355,000	355	2,145		2,500

Net loss for the
year ended
December 31, 2007				(26,864)	(26,864)

Balance-
December 31, 2007	44,694,500	$44,694	$338,324	$(411,911)	$(28,893)

Capital contribution
Capitalized software			12,000		12,000

Net Loss for the year ended

December 31, 2008				(4,856)	(4,856)

Balances
December 31, 2008	44,694,500	$44,694	$350,324	$(416,767)	$(21,749)

See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            December 31 2008
1 - Summary of Significant Accounting Policies

Nature of Operations

     Terra Media, Ltd. (the ”Company”) was formed on February 28, 2001 as a Delaware corporation with 105,000,000 shares of capital stock authorized Of which 100,000,000 shares are common stock; $.001 par value and 5,000,000 shares are preferred stock; $.001 par value. The Company lay dormant until June 30, 2006 when the Company was reorganized with the contribution of all the shares of common stock of Ding Dong School, Ltd., a company organized under the laws of the State of New Jersey on April 7, 2004.

     The Company is a producer and distributor of computer software and video educational materials on CD and DVD formatted disks. The Company also maintains a website on the World Wide Web with the URL “learningisbasic.com”.

  On August 7, 2008, the Company entered into a sublease Agreement to mine and remove the merchantable coal in Leslie County, Kentucky. As of December 31, 2008, the Company has not entered into coal mining operations.

Basis of Presentation / Going Concern

     The consolidated financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern.

     However, the Company has sustained substantial operating losses since inception aggregating $416,767 for the period from inception until December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations. The operations of the Company to date have been funded by the Company’s previous President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 3,763,000 shares of common stock at $.003 per share aggregating $10,600 and an officer loan of $28,534 and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500. In December, 2008, Catherine Balloqui, Chief Executive Office of the Company, advanced an aggregate of $50,000 to the Company to complete the agreed terms of the Sublease Agreement for the right to mine and remove merchantable coal entered into on August 7, 2008.

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

On August 7, 2008, the Company entered into a sublease Agreement to mine and remove the merchantable coal in Leslie County, Kentucky. As of December 31, 2008, the Company has not entered into coal mining operations

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors; the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations. Since its inception on April 7, 2004, the Company has devoted its efforts principally to creating initial computer software products, research and development and accumulation of content for additional titles, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through December 31, 2008, was $416,767.

     The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

     Until October 23, 2008, the Company has been funded through the resources of management through the contributions of cash from the Company’s President aggregating $27,710, the payment of expenses by the Company’s President aggregating $9,000, and through the sale of 1,775,000 shares of common stock for a cash consideration of $5,000. In addition, Thomas P. Monahan has contributed and additional $28,437 in cash to the Company’s operations and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500.

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Balloqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.In December, 2008, the agreement was modified to extend the due date for the final payment of funds into 2009.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $416,767 for the period from inception April 7, 2004 to December 31, 2008. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

     Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes enough software and video educational titles to implement a successful marketing program and begins anticipated coal mining operations in Kentucky.  Management feels that a total of 16 titles representing courses in mathematics and science for grades K through 8 will be sufficient to generate enough sales to bring the Company to break even. Management has completed five computer software titles. The Company’s planned public offering resulted in the sale of an aggregate of $2,500 or 5,000 shares of common stock. As such the continued operations of the Company will primarily depend the resources of the Company's Chief Executive Officer and the positive cash flows from profitable operations.

     Since the public offering was closed with very minimal proceeds the Company believes that it can continue to run its operations only by operating at minimal staffing and relying on the services of the Company's President to provide the funds and skills required to continue operations and complete the designing and computer programming of the required educational titles and enable the Company to complete its marketing plans.

     Since the planned public offering closed with very minimal proceeds, management anticipates that it will substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. There can be no assurance that management will be able to complete the titles in a timely manner to take advantage of the void in the market place for this form of educational materials in these formats or to successfully begin and operate a profitable coal mining operation.  There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

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

Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. For the period from inception April 7, 2004 to December 31, 2008, the Company has capitalized an aggregate of $54,000. Amortization of software costs for the period from inception, April 7, 2004 to December 31, 2008 was $-0-.

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

Offering Costs

     Deferred offering costs incurred by the Company were

expensed as incurred.

Advertising Costs

     Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to December 31, 2008 and 2007 in advertising costs totaled $-0- and $-0- respectively.

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

Impacts of Recent accounting pronouncements

     New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition  and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

1 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	December 31,	December 31,
	Years	2007	2008

Office equipment	5 - 10	$13,058	$13,058

Less: Accumulated depreciation		7,715	10,471

		$5,343	$2,487

Depreciation expense for the year ended December 31, 2008 and 2007 and for the period from inception (April 7, 2004) to December 31, 2008 is $2,856, $2,856 and 10,571 respectively.

2- Related Party Transactions

     As of December 31, 2008, Thomas Monahan has advanced the Company through officer loans $28,437.

     The Company occupies office space rent free on a month to month basis at 225 Franklin Avenue, Midland Park, New Jersey.

 In December, 2008, Catherine Balloqui, Chief Executive Office of the Company, advanced an aggregate of $50,000 to the Company to complete the agreed terms of the Sublease Agreement for the right to mine and remove merchantable coal entered into on August 7, 2008.

    The Company has accumulated capitalized software development costs at December 31, 2008 and 2007 of $54,000 and $42,000 respectively contributed these amounts to the Company as additional paid in capital. These costs represent the fair market value of time contributed to the Company by Thomas Monahan, former President of the Company.

3- Sublease Agreement to mine coal

  On August 7, 2008, the Company entered into a sublease Agreement to mine and remove the merchantable coal from the Hazard 10 seam on property located in or around Sizemore Branch, Leslie County, Kentucky. The date of the Agreement is for a period of five years and may be extended for an additional five years upon written request made 30 days prior to the end of the original lease agreement. This agreement may be extended for additional five year periods so long as the Company continues to mine merchantable coal.

4- Employment Contracts

The Company is currently negotiating with Catherine Ballonqui to establish an employment contract. No terms of these negotiations have been disclosed.

5 - Deferred Income Taxes

     For period from inception, April 7, 2004, to December 31, 2008, the Company had approximately $416,767 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of December 31, 2008 is as follows:

December 31,
2008

Non-Current
Net operating loss carry forwards	$416,767

Evaluation allowance for
deferred tax asset	(416,767)

$--

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2008 a valuation allowance for the full amount of the net deferred tax asset was recorded.

6 – Sale of Common Stock

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

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Balloqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.  Failure to make the final payment will result in a reversion off control to Mr. Monahan. The total of 29,358,003 shares represents approximately 66% of the outstanding common stock of the Company. Catherine Balloqui used personal funds to purchase the shares of the Company. In December, 2008, the agreement was modified to extend the terms of the due date for the final payment of the purchase price.  As part of the acquisition, and pursuant to the Stock Purchase Agreement the following changes to the Company’s directors and officers have occurred:

As of October 23, 2008, Catherine Balloqui was appointed to the Board of Directors of the Company and as the Chief Executive Officer, Principal Financial Officer and Secretary.
Thomas P. Monahan then resigned as the Chairman of the Board, Company’s President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer.

Also as of October 23, 2008, John Swint resigned as a director of the Company.

Subsequent Events

On April 13, 2009, the Company was informed by Betty Couch, lessor in the Company’s coal lease, that she was asserting certain breaches in the lease. The Company is investigating her assertions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA ENERGY RESOURCES, LTD.

By: __/s/Catherine Balloqui______

  Catherine Balloqui

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: __/s/Catherine Balloqui______

  Catherine Balloqui

President, Secretary, Treasurer, Director, and Chief Financial Officer and Controller (Principal Accounting Officer)

Date: April 15, 2009