Form 10-Q
period 2009-03-31
Terra Energy Resources, Ltd.
filed 2009-05-21
CIK 1372523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
_____________
to
____________

Commission File Number:
___________000-30781_____________

TERRA ENERGY RESOURCES, LTD.
(Formerly TERRA MEDIA, LTD. )
(Exact name of registrant as specified in its character)

Delaware	71-0913458
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

17/6 Bell Lane

Gibraltar

011-35055027643
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

The Registrant’s common stock outstanding as of March 31, 2009 was 44,694,500 Shares.

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

PART II

QUARTERLY REPORT ON FORM 10-Q FOR

TERRA ENERGY RESOURCES, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations and changes in its financial position from January 1, 2008 through March 31, 2009, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009 Unaudited	2008
ASSETS
Current Assets
Cash	$-0-	$36
Prepaid corporate taxes		250
Total current assets	-0-	286
Property and equipment		2,487

Other assets
Coal lease	50,000	50,000
Capitalized software costs		54,000
Total assets	$50,000	$106,773

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities Bank overdraft	$	$85
Accrued expenses	15,000	50,000
Officer loan payable	50,000	78,437
Total current liabilities	65,000	128,522

Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 100,000; issued and outstanding at March 31, 2009 and December 31, 2008 and 2007 44,694,500 and 44,694,500 respectively	44,694	44,694
Preferred stock $.001 par value; Authorized 5,000,000. No shares issued and outstanding
Additional paid-in capital	324,725	350,324
Deficit accumulated during the development stage	(384,419)	(416,767)

Total shareholders' equity (deficiency)	(15,000)	(21,749)
Total liabilities and shareholders'
equity (deficiency)	$50,000	$106,773

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

                       For the       For the      For the period

                      three months three months   from inception

                         ended       ended      (April 7, 2004) to

                        March 31,  March 31,            March 31,

                           2009       2008               2009

-----------------------------------------------------------------------

Sales                      $ -0-     $  -0-           $    584

Cost of goods sold         $ -0-        -0-                195

                         --------    -------            ------

Gross profit               $ -0-        -0-                389

Operating expenses

  Selling, general and

   administrative

   expenses                              900            90,285

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                    276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                          40,000

  Depreciation expense                   714            10,571

                            -----    --------          ---------

Total operating expenses               1,614           417,156

Loss before provision

 for income taxes                     (1,614)         (416,767)

Other income and expenses

Write down of

Ding Dong School, Ltd.     32,348                       32,348

Net profit (loss)       $  32,348  $(1,614)        $(384,419)

                          =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net profit (loss) per share -

   basic and diluted        $ .00      $(.00)

                           =======     ======

Weighted average common

   shares outstanding    44,694,500 44,694,500

                         ==========  ==========

TERRA MEDIA, LTD.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

                           For the         For the         For the period

                         three months    three months     from inception

                            ended        year ended    (April 7, 2004) to

                          March 31,      March 31,           March 31,

                           2009            2008                2009

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $  32,348          $(1,614)        $(384,419)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                                    714             10,571

Write down of

Ding Dong School, Ltd        (32,348)                           (32,348)

 Common stock issued for

 Consulting services                                            276,300

Common stock issued for

 Legal services                                                  40,000

 Changes in operating

 assets and liabilities

Accrued liabilities                                              15,000

Corporate taxes payable

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                     -0-         (900)           (74,896)

                             -------       ----------          ---------

Investing Activities:

 Purchase of office

  Coal lease                                                     (50,000)

  Equipment                                                      (13,058)

                              ---------     -----------          ---------

Net cash used in investing

 activities                                    -0-               (63,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable           (36)               147            50,000

Sale of shares of  Common stock                                13,100

Capital contribution                                            9,000

 Cash capital

  Contribution                                                  2,618

                                               -------        -------

Net cash provided by

financing activities                               147         74,718

Net increase (decrease)

 in cash                             (36)           (900)         -0-

Cash - beginning                      36           2,048          -0-

                                 --------       --------     ---------

 Cash - end                        $-0-          $ 1,295          -0-

                                 ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs          (54,000)            $12,000       $    -0-

Office loan reclassed

To contributed capital                                         $3,918

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
Unaudited Forgiveness of Officer loan 28,401 28,401

Write off of Capitalized software (54,000) (54,000) For the three months Ended March 31, 2009 32,348 32,348
Balances March 31, 2009 44,694,500 $ 44,694 $324,725 $(438,455) $15,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31 2009

Unaudited
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

     The Company is currently seeking to acquire profitable coal leases and develop its one property.

  On August 7, 2008, the Company entered into a sublease Agreement to mine and remove the merchantable coal in Leslie County, Kentucky. As of March 31, 2009, the Company has not entered into coal mining operations.

Basis of Presentation / Going Concern

The consolidated financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern.

However, the Company has sustained substantial operating losses since inception aggregating $384,419 for the period from inception until March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations. The operations of the Company to date have been funded by the Company’s previous President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 3,763,000 shares of common stock at $.003 per share aggregating $10,600 and an officer loan of $28,534 and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500. In December, 2008, Catherine Ballonqui, Chief Executive Office of the Company, advanced an aggregate of $50,000 to the Company to complete the agreed terms of the Sublease Agreement for the right to mine and remove merchantable coal entered into on August 7, 2008.

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

In January, 2009, the Company decided to pursue the purchase and development of coal leases and entered into an agreement to returned to Mr. Thomas Monahan the Company's subsidiary Ding Dong School, Ltd which included certain assets including computers, various software titles, Trade Marks and production software with a book value of $37,688 in consideration for forgiveness of officer loans aggregating $28,437, assumption of accrued liabilities aggregating $35,085.

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, search for and acquisition and development of coal leases. As a result, the Company is considered a development stage company pursuant to Statement of Financial

Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through March 31, 2009, was $384,419.

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

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Ballonqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.In December, 2008, the agreement was modified to extend the due date for the final payment of funds into 2009.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $384,419 for the period from inception April 7, 2004 to March 31, 2009. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

     Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future or until the Company completes the search, acquisition and development of profitable coal leases. The Company’s planned public offering resulted in the sale of an aggregate of $2,500 or 5,000 shares of common stock. As such the continued operations of the Company will primarily depend the resources of the Company's Chief Executive Officer and the positive cash flows from profitable operations.

     Since the public offering was closed with very minimal proceeds the Company believes that it can continue to run its operations only by operating at minimal staffing and relying on the services of the Company's President to provide the funds and skills required to continue operations and complete the search, acquisition and development of profitable coal leases.

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

Advertising Costs

     Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to March 31, 2009 and 2008 in advertising costs totaled $-0- and $-0- respectively.

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

2- Related Party Transactions

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

5 - Deferred Income Taxes

     For period from inception, April 7, 2004, to March 31, 2009, the Company had approximately $438,455 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of December 31, 2008 is as follows:

March 31,
2009

Non-Current
Net operating loss carry forwards	$384,419

Evaluation allowance for
deferred tax asset	(384,419)

$--

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2009 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Ballonqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.  Failure to make the final payment will result in a reversion off control to Mr. Monahan. The total of 29,358,003 shares represents approximately 66% of the outstanding common stock of the Company. Catherine Ballonqui used personal funds to purchase the shares of the Company. In December, 2008, the agreement was modified to extend the terms of the due date for the final payment of the purchase price.  As part of the acquisition, and pursuant to the Stock Purchase Agreement the following changes to the Company’s directors and officers have occurred:

As of October 23, 2008, Catherine Ballonqui was appointed to the Board of Directors of the Company and as the Chief Executive Officer, Principal Financial Officer and Secretary.
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

Plan of Operations

We had sales of $-0- during the year ended December 31, 2005 and $-0- for the year ended December 31, 2006 and $-0-for the year ended December 31, 2007 and $-0- for the year ended December 31, 2008 and $-0- for the three months ended March 31, 2009. The main reason for lack of sales was that we were reorganizing the Company and have no permitted leases that would allow mining.

During the next year we expect to increase our coal leases and may be able to produce small revenues, although most likely mining will commence in 2010.

Management estimates that it will cost us approximately $500,000 to acquire leases and meet permitting costs during 2009. At present costs of operations has been, and if necessary will continue to be, funded by our sole officer and director until such time as we are able to complete a private placement. There are no formal or written agreements with respect to the advance of funds to us by our officer. Such funds will be disbursed on an as needed basis until the financing is raised. Catherine Ballonqui has advanced funds to us to cover the costs associated with the acquisition of our sole lease Our officers, directors and affiliates are not legally bound to provide funding to us. If Ms. Ballonqui does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us and to acquire leases, pay permitting and mining costs and as a result we may be forced to go out of business.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $-0-, as compared to $36 at December 31, 2008. Our current cash balance as of as of March 31, 2009 is

$-0-. As of March 31, 2009, net cash used by operating activities aggregated $-0-. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Catherine Ballonqui to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our sole officer and director does not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at March 31, 2009 was a deficit $65,000 as compared to negative working capital of $128,236 at December 31, 2008. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

In January, 2009, the Company decided to pursue the purchase and development of coal leases and entered into an agreement to returned to Mr. Thomas Monahan the Company's subsidiary Ding Dong School, Ltd which included certain assets including computers, various software titles, Trade Marks and production software with a book value of $37,688 in consideration for forgiveness of officer loans aggregating $28,437, assumption of accrued liabilities aggregating $35,085.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results, except for the notification we received asserting breach of the sole coal sublease owned by us. We intend to assert our continuing right to mine coal pursuant to said sublease. If we were to loose this sublease our business would be adversely affected.

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

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Ballonqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than November 26, 2008.  Failure to make the final payment will result in a reversion off control to Mr. Monahan. The total of 29,358,003 shares represents 66% of the outstanding common stock of the Company. Catherine Ballonqui used personal funds to purchase the shares of the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2008.

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

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report upon Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of  May, 2009.

TERRA MEDIA, LTD.

BY:   /s/   Catherine Ballonqui
Catherine Ballonqui, President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)