Form 10-Q
period 2009-06-30
Terra Energy Resources, Ltd.
filed 2009-08-20
CIK 1372523

10-Q 1 f10q.htm FOR THE PERIOD ENDING JUNE 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

The Registrant’s common stock outstanding as of March 31, 2009 was 44,694,500 Shares.

	Table of Contents

Special Note Regarding Forward Looking Information		3

PART I

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2009 (unaudited) and December 31, 2008
	(audited);	4

	Unaudited Statements of Operations for the six months ended June 30,
	2009 (unaudited) and for the year ended December 31, 2008;	5

	Unaudited Statement of Stockholders Equity as of June 30, 2009 and for
	the year ended December 31, 2008;	6- 7

	Unaudited Statement of Cash Flows for the six months ended June 30,
	2009 (unaudited) and year ended December, 31, 2008; and	8- 9

	Notes tovFinancial Statements	11-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17

Item 3.	Controls and Procedures	23

QUARTERLY REPORT ON FORM 10-Q FOR

TERRA ENERGY RESOURCES, LTD.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30,

2009, and the results of its operations and changes in its financial position from January 1, 2008 through June 30, 2009, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

TERRA ENERGY RESOURCES, LTD.
(formerly Terra Media, Ltd.)
(a development stage company)
BALANCE SHEETS

	June 30,	December 31,
	2009 Unaudited	2008
ASSETS
Current Assets
Cash	$-0-	$36
Prepaid corporate taxes		250
Total current assets	-0-	286
Property and equipment		2,487

Other assets
Coal lease	50,000	50,000
Capitalized software costs		54,000
Total assets	$50,000	$106,773

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities Bank overdraft	$	$85
Accrued expenses	15,000	50,000
Officer loan payable	50,000	78,437
Total current liabilities	65,000	128,522

Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 100,000; issued and outstanding at June 30, 2009 and December 31, 2008 is 44,694,500 and 44,694,500 respectively	44,694	44,694
Preferred stock $.001 par value; Authorized 5,000,000. No shares issued and outstanding
Additional paid-in capital	324,725	350,324
Deficit accumulated during the development stage	(384,419)	(416,767)

Total shareholders' equity (deficiency)	(15,000)	(21,749)
Total liabilities and shareholders'
equity (deficiency)	$50,000	$106,773

TERRA ENERGY RESOURCES, LTD.

(a development stage company)

STATEMENT OF OPERATIONS

Unaudited

                       For the       For the      For the period

                      six months   six months   from inception

                         ended       ended      (April 7, 2004) to

                        June 30,    June 30,            June 30,

                           2009       2008               2009

-----------------------------------------------------------------------

Sales                      $ -0-     $  -0-           $    584

Cost of goods sold         $ -0-        -0-                195

                         --------    -------            ------

Gross profit               $ -0-        -0-                389

Operating expenses

  Selling, general and

   administrative

   expenses                            1,050            90,285

Non cash compensation

 Issuance of shares of

 Common stock for

 Consulting expense                                    276,300

Non cash compensation

 Issuance of shares of

 Common stock in payment

 Legal expense                                          40,000

  Depreciation expense                 1,428            10,571

                            -----    --------          ---------

Total operating expenses               2,478           417,156

Loss before provision

 for income taxes                     (2,478)         (416,767)

Other income and expenses

Write down of

Ding Dong School, Ltd.     32,348                       32,348

Net profit (loss)       $  32,348  $ (2,478)        $(384,419)

                          =======   =========        ===========

Basic and diluted (loss) per

   common stock

Net profit (loss) per share -

   basic and diluted        $ .00      $(.00)

                           =======     ======

Weighted average common

   shares outstanding    44,694,500 44,694,500

                         ==========  ==========

TERRA ENERGY RESOURCES, LTD.

(a development stage company)

STATEMENT OF CASH FLOWS

Unaudited

                           For the         For the         For the period

                         six months      six months     from inception

                            ended        year ended    (April 7, 2004) to

                          June 30,        June 30,           June 30,

                           2009            2008                2009

---------------------------------------------------------------------------

Operating Activities:

 Net loss                 $  32,348          $(2,478)        $(384,419)

Adjustments to reconcile

 net loss to  net cash

 provided by (used in)

 operating activities

 Depreciation                                  1,428             10,571

Write down of

Ding Dong School, Ltd        (32,348)                           (32,348)

 Common stock issued for

 Consulting services                                            276,300

Common stock issued for

 Legal services                                                  40,000

 Changes in operating

 assets and liabilities

Accrued liabilities                                              15,000

Corporate taxes payable

Payroll taxes payable                           (1,868)

                           ---------       ----------          ---------

Net cash provided by

(used in) operating

 activities                     -0-          (2,918)           (74,896)

                             -------         ----------          ---------

Investing Activities:

 Purchase of office

  Coal lease                                                     (50,000)

  Equipment                                                      (13,058)

                              ---------     -----------          ---------

Net cash used in investing

 activities                                    -0-               (63,058)

                            ---------       ---------         ----------

Financing Activities:

 Officer loan payable           (36)            1,044          50,000

Sale of shares of  Common stock                                13,100

Capital contribution                                            9,000

 Cash capital

  Contribution                                                  2,618

                                               -------        -------

Net cash provided by

financing activities                             1,044         74,718

Net increase (decrease)

 in cash                             (36)       (1,874)         -0-

Cash - beginning                      36         2,048          -0-

                                 --------       --------     ---------

 Cash - end                        $-0-          $ 174          -0-

                                 ========       ========      =========

Supplemental Information

   Interest paid                  $-0-           $ -0-          $ -0-

   Income taxes paid              $-0-           $ -0-          $ -0-

Noncash Transactions:

Issuance of shares of

Common stock as

 Consulting fees                                             $276,300

Issuance of shares

Common stock as

Legal fees                                                    $40,000

Contribution of

Contributed capital-

Capitalized software

Development costs          (54,000)            $6,000       $    -0-

Office loan reclassed

To contributed capital                                         $3,918

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30 2009

Unaudited
1 - Summary of Significant Accounting Policies

Nature of Operations

  Terra Energy Resources, Ltd. (the ”Company”) was formed on February 28, 2001 as a Delaware corporation with 105,000,000 shares of capital stock authorized Of which 100,000,000 shares are common stock; $.001 par value and 5,000,000 shares are preferred stock; $.001 par value. The Company lay dormant until June 30, 2006 when the Company was reorganized with the contribution of all the shares of common stock of Ding Dong School, Ltd., a company organized under the laws of the State of New Jersey on April 7, 2004.

     The Company is currently seeking to acquire profitable coal leases and develop its one property.

  On August 7, 2008, the Company entered into a sublease Agreement to mine and remove the merchantable coal in Leslie County, Kentucky. As of June 30, 2009, the Company has not entered into coal mining operations.

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern.

However, the Company has sustained substantial operating losses since inception aggregating $384,419 for the period from inception until June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations. The operations of the Company to date have been funded by the Company’s previous President through the contribution of cash and the payment of various expenses aggregating $20,000, the sale of 3,763,000 shares of common stock at $.003 per share aggregating $10,600 and an officer loan of $28,534 and the sale of 355,000 shares of common stock at $.007 per share for an aggregate of $2,500. In December, 2008, Catherine Ballonqui, Chief Executive Office of the Company, advanced an aggregate of $50,000 to the Company to complete the agreed terms of the Sublease Agreement for the right to mine and remove merchantable coal entered into on August 7, 2008.

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

The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, search for and acquisition and development of coal leases. As a result, the Company is considered a development stage company pursuant to Statement of Financial

Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (April 7, 2004) through June 30, 2009, was $384,419.

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

Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $384,419 for the period from inception April 7, 2004 to June 30, 2009. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

Advertising Costs

     Advertising costs are expensed as incurred. For the period from inception (April 7, 2004) to June 30, 2009 and 2008 in advertising costs totaled $-0- and $-0- respectively.

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

Impacts of Recent accounting pronouncements

     New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition  and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its  financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its financial statements.

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

5 - Deferred Income Taxes

     For period from inception, April 7, 2004, to June 30, 2009, the Company had approximately $438,455 of net operating loss carry forwards available, which expire in various years through December 31, 2022. The significant component of the Company's deferred tax asset as of December 31, 2008 is as follows:

June 30,
2009

Non-Current
Net operating loss carry forwards	$384,419

Evaluation allowance for
deferred tax asset	(384,419)

$--

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2009 a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

Off-Balance Sheet Arrangements

We do not have any commercial commitments or off balance sheet financing. Our commitments under our operating leases are described in Note 10 to our  financial statements.

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

New Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its  financial statements.

In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its  financial statements.

Seasonality of Business

We expect to be subject to some seasonal fluctuations in its operating results, with revenues in fall and winter months, from October through March, expected to be higher because of local demand for heating coal.

Plan of Operations

We had sales of $-0- during the year ended December 31, 2005 and $-0- for the year ended December 31, 2006 and $-0-for the year ended December 31, 2007 and $-0- for the year ended December 31, 2008 and $-0- for the three months ended June 30, 2009. The main reason for lack of sales was that we were reorganizing the Company and have no permitted leases that would allow mining.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $-0-, as compared to $36 at December 31, 2008. Our current cash balance as of as of June 30, 2009 is

$-0-. As of June 30, 2009, net cash used by operating activities aggregated $-0-. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Catherine Ballonqui to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our sole officer and director does not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at June 30, 2009 was a deficit $65,000 as compared to negative working capital of $128,236 at December 31, 2008. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

Due to the operating losses that we have suffered from the date of our organization, in their report on the annual financial statements for fiscal year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report upon Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 1th day of  August, 2009.

TERRA ENERGY RESOURCES, LTD.

BY:   ___/s/ Catherine Balloqui_________________________
Catherine Balloqui, President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)