Form 10-Q
period 2009-09-30
Terra Energy Resources, Ltd.
filed 2009-12-16
CIK 1372523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from
_____________
to
____________

Commission File Number:
___________000-30781_____________

TERRA ENERGY RESOURCES, LTD.
(Formerly TERRA MEDIA, LTD.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

The Registrant’s common stock outstanding as of September 30, 2009 was 44,694,500 Shares.

	Table of Contents

Special Note Regarding Forward Looking Information		3

PART I

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008
	(audited);	4

	Statements of Operations for the nine months ended September 30, 2009 and
	2008 and for the period from inception (April 7, 2004) to September 30, 2009 (unaudited);	5

	Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)
		6- 7

	Statements of Cash Flows for the nine months ended September 30,
	2009 and 2008 and for the period from inception (April 7, 2004) to September 30, 2009 (unaudited)	8- 9

	Notes to Financial Statements	11-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	17

PART II

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

SIGNATURE		26

QUARTERLY REPORT ON FORM 10-Q FOR

TERRA ENERGY RESOURCES, LTD.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations and cash flows for the periods ended September 30, 2009 and 2008, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

TERRA ENERGY RESOURCES, LTD

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30 2009

(Unaudited)

1.  ORGANIZATION AND BUSINESS OPERATIONS

Terra Energy Resources, Ltd. (the “Company”), formerly Terra Media, Ltd., was incorporated in Delaware on February 28, 2001.  The Company was dormant until June 30, 2006 when it acquired Ding Dong School, Ltd. (“DDS”), a New Jersey corporation organized on April 7, 2004 and engaged in the educational products business.  On August 7, 2008, the Company entered into a Sublease Agreement to mine and remove merchantable coal in Leslie County, Kentucky.

Effective January 1, 2009, the Company sold DDS back to its former stockholder with no proceeds to the Company.  At the date of sale, DDS had assets of $56,773 and liabilities of $63,522.  Accordingly, the Company recognized a gain from disposal of DDS of $6,749 in the three months ended March 31, 2009.

2. INTERIM FINANCIAL INFORMAITION

The unaudited financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30,2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

3  COAL LEASE

On August 7, 2008, the Company entered into a Sublease Agreement with The Lost Creek Land and Mineral Company and Moneral Company(“Lost Creek”) to mine and remove the merchantable coal on a tract of property in Leslie County, Kentucky described in a Lease Agreement dated August 14, 2007. The term of the Sublease is 5 years, in the event that the Company is mining and removing said coal from said seam at the end of the 5th year, the Company may have an additional 5 year term.  Pursuant to the agreement, the Company agreed to hire Lost Creek to mine the coal and to pay Lost Creek $20.00 per ton of coal sold; Lost Creek agreed to pay the 8% royalty due under the underlying lease, Also, the Company paid Lost Creek in 2008 a $50,000 initial nonrefundable royalty, recoupable against $5.00 of the $20.00 per ton royalty due Lost Creek for each ton mined and sold by Lost Creek on behalf of the Company.

On April 13, 2009, Lost Creek received notice that the lessor of the property was asserting breaches of the Coal Lease that underlies and controls the sublease which the Company has with Lost Creek.  Subsequently, Lost Creek advised the Company that it does not intend to defend its rights to the subleased seam. Accordingly, the Company recorded an impairment charge of $50,000 and reduced the balance of the Coal Lease from $50,000 to $0 at September 30, 2009.

4.  SUBSEQUENT EVENTS

 The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Plan of Operations

 The Company has not had any revenues since 2006.  Due to lack of working capital, it is uncertain whether we will be able to develop our coal lease.

 At present, costs of operations has been, and if necessary will continue to be, funded by our sole officer and director until such time as we are able to complete a private placement. There are no formal or written agreements with respect to the advance of funds to us by our officer. Such funds will be disbursed on an as needed basis until the financing is raised. Catherine Ballonqui has advanced funds to us to cover the costs associated with the acquisition of our sole lease our officers, directors and affiliates are not legally bound to provide funding to us. If Ms. Ballonqui does not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us to acquire leases, pay permitting and mining costs and as a result we may be forced to go out of business.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $0, as compared to $36 at December 31, 2008. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $250,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, and the desire of Catherine Ballonqui to continue funding our operations at a minimal level, management believes that we can satisfy our cash requirements for the next five months. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our sole officer and director do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital deficiency at September 30, 2009 was $71,412 as compared to negative working capital of $128,236 at December 31, 2008. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results, except for the notification we received asserting breach of the sole coal sublease owned by us. We intend to assert our continuing right to mine coal pursuant to said sublease. If we were to lose this sublease our business would be adversely affected.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

  On June 15, 2006, the Company issued 11,634,500 shares of common stock to certain Ding Dong School, Ltd. shareholders of record as of December 31, 2005 the Company’s predecessor, in exchange for 11,634,500 Ding Dong School, Ltd. shares, pursuant to the Plan of Share Exchange and Reorganization, dated June 15, 2006.

In 2007, the Company sold an aggregate of 355,000 shares of common stock for an aggregate of $2,500 at $.007 per share through our Registered offering.

On October 23, 2008, pursuant to the terms of a Stock Purchase Agreement, Catherine Ballonqui purchased 29,358,003 shares of the issued and outstanding common stock of Terra Energy Resources, Ltd. (the “Company”) from Thomas P. Monahan and John Swint, shareholders of the Company, for $241,350 in cash placed into attorney's escrow and a contractual obligation to pay an additional $300,000 in cash not later than December 31, 2009 (as extended).   The total of 29,358,003 shares represents approximately 66% of the outstanding common stock of the Company. Catherine Ballonqui used personal funds to purchase the shares of the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal quarter ended September 30, 2009.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

In the quarterly period ended September 30, 2009, the Company filed one Form 8-K dated August 4, 2009, which related to the change in our certifying accountant.

Exhibit No.

Description

	3.1	Certifications.

	3.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	4.1 Form of certificate evidencing shares of common stock.

* Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report upon Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this __ day of  December, 2009.

TERRA ENERGY RESOURCES, LTD.

BY:   ___/s/ Catherine Balloqui_________________________
Catherine Balloqui, President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)