Form 10-Q/A
period 2009-09-30
Terra Energy Resources, Ltd.
filed 2009-12-23
CIK 1372523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment-1

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
or ganization)
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
Yes ☒ No ☐

The Registrant’s common stock outstanding as of September 30, 2009 was 44,694,500 Shares.

Table of Contents

Special Note Regarding Forward Looking Information		3

PART I

Item 1.	Financial Statements:	3

	Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008
	(audited);	4

	Statements of Operations for the nine months ended September 30, 2009 and
	2008 and for the period from inception (April 7, 2004) to September 30, 2009 (unaudited);	5

	Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30,
	2009 and 2008 and for the period from inception (April 7, 2004) to September 30, 2009 (unaudited)	7

	Notes to Financial Statements	8-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	10

PART II

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

SIGNATURE		15

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

TERRA ENERGY RESOURCES, LTD

(a development stage company)
Balance Sheets

	September 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$36
Prepaid corporate taxes	-	250
Total current assets	-	286

Property and equipment	-	2,487
Other assets
Coal lease	-	50,000
Capitalized software costs	-	54,000
Total Assets	$-	$106,773

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Bank overdraft	$-	$85
Accrued expenses	15,612	50,000
Officer loan payable, non-interest bearing, due on demand	55,800	78,437
Total current liabilities	71,412	128,522

Stockholders' Equity (Deficiency)
Preferred Stock, $0.001 par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common Stock, $0.001 par value; authorized 100,000,000 shares, issued and outstanding 44,694,500 and 44,694,500 shares, respectively	44,694	44,694
Additional paid-in capital	350,324	350,324
Deficit accumulated during the development stage	(466,430)	(416,767)
Total stockholders' equity (deficiency)	(71,412)	(21,749)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$106,773

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD
(a development stage company)

Statements of Operations
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from inception (April 7, 2004) to September 30, 2009

Sales	$-	$-	$584
Cost of goods sold	-	-	195
Gross profit	-	-	389

Operating expenses
Selling, general and administrative expenses (including stock-based compensation of $0, $0, and $316,300, respectively	6,412	1,850	412,997
Depreciation expense	-	2,148	10,571
Impairment of coal lease	50,000	-	50,000

Total operating expenses	56,412	3,998	473,568

Loss from operations	(56,412)	(3,998)	(473,179)
Gain from disposal of Ding Dong School, Ltd.	6,749	-	6,749

Net Loss	$(49,663)	$(3,998)	$(466,430)

Net loss per share

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	44,694,500	44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD
(a development stage company)

Statements of Operations
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative expenses	6,412	800
Depreciation expense	-	714
Impairment of coal lease	50,000	-

Total operating expenses	56,412	1,514

Loss from operations	(56,412)	(1,514)
Income taxes	-	-

Net Loss	$(56,412)	$(1,514)

Net loss per share

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	44,694,500	44,694,500

See notes to financial statements.

TERRA ENERGY RESOURCES, LTD
(a development stage company)

Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period from inception (April 7, 2004) to September 30, 2009

Cash Flows from Operating Activities
Net loss	$(49,663)	$(3,998)	$(466,430)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	-	2,148	10,571
Impairment of coal lease	50,000	-	50,000
Gain from disposal of Ding Dong School, Ltd	(6,749)	-	(6,749)
Common stock issued for consulting services	-	-	276,300
Common stock issued for legal services	-	-	40,000
Changes in operating assets and liabilities:
Prepaid corporate taxes	-	-	(250)
Accrued expenses	612	-	50,612
Payroll taxes payable	-	(1,868)	-
Net cash provided by (used in) operating activities	(5,800)	(3,718)	(45,946)

Investing Activities
Coal lease acquired	-	-	(50,000)
Equipment acquired	-	-	(13,085)
Net cash used in investing activities	-	-	(63,085)

Financing Activities
Officer loan payable	5,764	1,862	84,201
Bank overdraft	-	-	85
Sale of shares of common stock	-	-	13,100
Capital contributions	-	-	11,618
Net cash provided by financing activities	5,764	1,862	109,004

Net increase (decrease) in cash	(36)	(1,856)	-

Cash - beginning of period	36	2,048	-

Cash - end of period	$-	$192	$-

Supplemental information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash transactions:
Issuance of shares of common stock as consulting fees	$-	$-	$276,300
Issuance of shares of common stock as legal fees	$-	$-	$40,000
Contribution of software	$-	$9,000	$54,000
Office loan reclassified to contributed capital	$-	$-	$3,918

See notes to financial statements.

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

On August 7, 2008, the Company entered into a Sublease Agreement with The Lost Creek Land and Mineral Company(“Lost Creek”) to mine and remove the merchantable coal on a tract of property in Leslie County, Kentucky described in a Lease Agreement dated August 14, 2007. The term of the Sublease is 5 years, in the event that the Company is mining and removing said coal from said seam at the end of the 5th year, the Company may have an additional 5 year term.  Pursuant to the agreement, the Company agreed to hire Lost Creek to mine the coal and to pay Lost Creek $20.00 per ton of coal sold; Lost Creek agreed to pay the 8% royalty due under the underlying lease, Also, the Company paid Lost Creek in 2008 a $50,000 initial nonrefundable royalty, recoupable against $5.00 of the $20.00 per ton royalty due Lost Creek for each ton mined and sold by Lost Creek on behalf of the Company.

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

Exhibit No.

Description

31	Certifications.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 4.1	Form of certificate evidencing shares of common stock.

* Previously filed by reference from Form SB-2 filed with the Commission on November 13, 2006.

 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report upon Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of  December, 2009.

TERRA ENERGY RESOURCES, LTD.

BY:	/s/ Catherine Balloqui
Catherine Balloqui, President, Secretary, Treasurer,
Director, and Chief Financial Officer
and Controller (Principal Accounting Officer)